Form 10KSB
period 1999-12-31
MAKE IT HAPPEN MANAGEMENT
filed 2000-04-17
CIK 1072935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[  ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended __________________

[X]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _January 1, 1999 _ to _December 31, 1999_

               Commission file number __________________

MAKE IT HAPPEN MANAGEMENT

___________________________________________________

(Exact name of small business issuer as specified in its charter)

    Nevada    880389393

_________________________                            __________________________

                    (State or other jurisdiction of                        (IRS Employer Identification #)

                     incorporation or organization)

  11423 West Bernardo Court   (858) 675-4449

                          ___________________________________                  __________________________

                             (Address of principal executive offices)                         (Issuer's Telephone Number)

  San Diego, California   92127

                          ___________________________________

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class    Name of each exchange on which registered

           Common Stock    OTC Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

  _______________________________________________________

    (Title of class)

[  ] Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15)d_ of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and

      (2) has been subject to such filing requirements for the past 90 days.

[X] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this

form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information    statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.                               $ 0.00           .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common

equity, as of a specified date within the past 60 days.            $ 150,400.00           .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

[  ] Check whether the registrant filed all  documents and reports required to be filed by  Section 12,

      13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Applicable only to corporate issuers.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the

     last practicable date: Common Stock      11,128,000 as of 12/31/99

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to the shareholders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format:   [X]  YES    [  ]   NO

PART I

(Transitional Format Alternative 2; Model B of Form 1-A)

Item 6 - Description of Business *

Item 7 - Description of Property *

Item 8 - Directors, Executive Officers, and Significant Employees *

Item 9 - Remuneration of Directors and Officers *

Item 10 - Security Ownership of Certain Beneficial Owners and Management *

Item 11 - Interest of Management and Others in Certain Transactions *

PART II

Item 1 - Market Price of Dividends on Common Equity and Other Shareholder Matters *

Item 2 - Legal Proceedings *

Item 3 - Changes In and Disagreements with Accountants *

Item 4 -Submission of Matters to a Vote of Security Holders *

Item 5 - Compliance with Section 16(a) of the Exchange Act *

Item 6 - Reports on Form 8-K *

PART F/S

Financial Statements

CONTENTS *

INDEPENDENT AUDITOR'S REPORT *

BALANCE SHEETS *

STATEMENT OF OPERATION *

STATEMENT OF STOCKHOLDERS EQUITY *

STATEMENT OF CASH FLOWS *

NOTES TO FINANCIAL STATEMENTS *

PART III

EXHIBITS

Item 1 - Index to Exhibits *

Item 2 - Description of Exhibits *

SIGNATURES *

PART I

Item 6 - Description of Business

The Company is a developmental stage company. The Company was incorporated in Nevada on March 23, 1998, as Make It Happen Management, with authorized capital of fifty million (50,000,000) shares of common stock, par value $0.001 per share.

On March 25, 1998, the Company commenced an offering, pursuant to Regulation D of the Securities Act of 1933 (the "Act"), Rule 504, of up to 2,000,000 shares of its common stock at a price of $0.05 per share. This offering was conducted in order to raise money for working capital and inventory and was broken down as follows:

$10,000 for accounting and legal fees, $10,000 for web page development, $10,000 for past debt/start up costs, $12,000 for officers salaries, $20,000 for marketing and consulting fees, and $38,000 for working capital.

On May 1, 1998, this offering was completed with all shares being sold and issued for a total of $100,000 being received by the Company. A Form D was filed with the United States Securities and Exchange Commission on or about October
22, 1998 in regard to the offering. On July 1, 1998, the Company commenced a second offering, also pursuant to Regulation D of the Act, Rule 504, of up to 1,200,000 shares of its common Stock at a price of $0.05 per share. The offering was conducted to raise

3,128,000 shares of common stock being issued.

Interested persons may access the Company over the Internet at the Company's Web site. To access the Company's services online, a user can simply visit the Company's Web site at http:/www.mihm.com.

The Company has created and designed a fully functional, interactive Web Site which allows the public to view a photo gallery including movie stars, professional athletes, and professional musicians that the Company is currently representing. The site also contains advice for songwriting, what makes a song a hit, what it takes to be a star, how to promote yourself, and some inspirational messages.

Industry BackgroundGrowth of the Internet. The Internet has grown rapidly in recent years, spurred by developments such as easy-to-use Web browsers, the availability of multimedia personal computers ("PCs"), the adoption of more robust network architectures, and the emergence of quality Web-based content and commercial applications. The broad acceptance of the Internet Protocol ("IP") standard has also led to the emergence of intranets and the development of a wide range of non-PC devices that all

Much of the Internet's rapid evolution towards becoming a mass medium can be attributed to the accelerated pace of technological innovation, which has expanded the Web's capabilities and qualitatively improved users' on-line experiences. Most notably, the Internet has evolved from a mass of static, text-oriented Web pages and e-mail services to a much richer environment, capable of delivering graphical, interactive multimedia content.

The Internet as a New Medium for Advertising.The rapidly increasing number of Web consumers and the ubiquitous access to the Internet, both in the United States and internationally, have resulted in the emergence of the Web as a new mass medium for advertising. A high rate of growth is expected to continue over the next few years with millions of consumers anticipated in the up and coming years, a majority of which will come from the United States alone.

The proliferation of workstations and personal computers served by local networks has also resulted in the rapid increase in the number of potential recipients of electronically distributed information.

The Web is an attractive medium for advertising because of its interactivity, flexibility, targetability, and easurability. Advertisers can reach audiences and target advertisements to consumers with similar demographic characteristics, specific regional populations, and affinity groups of selected individuals. The interactive nature of the Web enables advertisers to determine customer preferences, using these to initiate ongoing commercial relationships with potential customers. Advertisers can easily c

The Company's Web site contains advice for songwriting, including what can make a song a hit, what it takes to be a star, how to promote yourself and some inspirational messages.

The Company has attempted to design its Web site to offer a large and comprehensive selection of the various services that it provides for potential artists that could be involved with the Company. The Company is actively engaged in negotiations with numerous other potential entities that may fit into the Company's plans and moreover the development of the Web site, and furthermore, believes that it has many opportunities to quickly expand its service following its election to become a fully-reporting pu

The Company believes that active usage of the Web site has meaningfully accelerated development by identifying problem areas and promoting the testing refinements. Based on marketing and technical evaluation, the Company is currently initiating a commercial strategy that contains advertising and licensing.

Eventually, the Company expects to derive a significant portion of its revenue from advertising on it Web site. It intends to use two methods of advertising: banner advertisements and product sponsorships. Sponsorships enable the Company to charge for focused advertising related to specific entities or products, including inspirational novels or books written by celebrities, to compact discs sold by recording artists. Banner advertisements allow interested consumers to link directly to the advertisers'
o

The Company is in the process of attempting to sell short-term advertising contracts on a per impression basis or for a fixed-fee based on a minimum number of impressions. Advertisements costs have not yet been concluded.

The Company's Web site is divided by type into specialty categories including: Techniques for writing songs, What makes a song a hit, What it takes to be a star, How to promote yourself, and Inspirational Messages. There is also a list of artists the
Company has worked with as well as a photo gallery displaying some photos of associated celebrities and artists.

To potentially enable advertisers to verify the number of advertisement playbacks or visual impressions made by their advertisements and monitor their advertisement's effectiveness, the Company intends on providing its advertisers with reports showing data on impressions and categories, and then selecting advertisements specifically targeted to a particular consumer's personal profile.

The Company intends to maximize its resources by contracting 3rd parties for order fulfillment of any physical merchandise (if that in the future materializes). However, the Company will collect a commission-based fee for all sales.

Demand for access to celebrities and their product continues to grow at a phenomenal rate. The Company estimates that over 200 million fans, in the U.S. alone, spend almost $100 billion each year on celebrity related products: from movies and television, to sports, to music, plus the many other forms of entertainment. Fans have an insatiable and desire to know every possible detail about their favorite celebrity. They want to be able to interact in some way with the celebrity and own something that was personalized by him or her. Additionally, certain celebrities have developed their own line of products which they want to promote and they would welcome a way to assist their business growth and exposure through 24 hour a day interaction with their fans and potential consumers.

Distribution Partnerships

The Company intends to develop partnerships with strategic Internet sites to increase the traffic to its Web site categories. The Company believes that name recognition will play a vital role in the future success of the Company and it's Web site. The
Company is capable of delivering consumers to other companies' Web sites in order to develop additional streams of revenue. Incremental increases in traffic generated from partnership sites will increase the frequency of advertisement impressions on the company's Web site. The Company believes it can

significantly increase total advertising revenue from the increased traffic generated by partnered sites.

Marketing and Sales

The Company attracts consumers to its Web site and business in many ways. Some include attending music conventions, meeting with professionals in the music industry, attending competitions of the performing arts, and Internet marketing. All of these actions allow the employees and officers to create a relationship with new contacts in the music industry and become more knowledgeable of the breakthroughs and happenings in the industry. At the same time the Company is getting publicity and creating a solid database of contacts and artists.

The Company attracts consumers to its Web site primarily through Web-based promotions. These can take the form of either advertisements on other targeted Web sites or e-mail directed at selected Internet consumers. This use of e-mail is the Internet version of direct marketing, and the Company feels it shall be proven to be an important method by which the Company may continue to promote its Web site to an increasing number of registered consumers. To a lesser extent, the Company plans to attract new customers through more traditional

media, such as print advertisements and spots on drive-time radio.

The Company's in-house sales force develops and implements its advertising strategies, including identifying strategic accounts and developing presentations and promotional materials. As of January 22, 2000, the Company employs one person to carry out its sales and marketing activities. That person has been assigned to all the product industry segments and solicits advertising contracts from companies in those industries and their agencies. The Company plans to increase the size of its sales force when and if its sales increase. The Company also intends to enter into cross-marketing relationships with other Web sites. By putting click-through banners on other Web sites, traffic generated on one Web site has the ability to move easily to the Company's Web site by simply clicking on the banner.

Manufacturing

The Company does not plan to become a manufacturer or producer of any of the products of the entities listed on its Web site.

Research and Development

Since its inception, the Company has devoted significant time and some financial resources to research and development activities to develop its current products and services. The Company anticipates that a portion of its ongoing operations will continue to include research and development activities due to the rapid technological evolution of Internet-based commerce. Research and development expenditures were less than $4,300 in 1998 and 1999. There is no assurance that the Company will successfully develop these products or services, or that

competitors will not develop products or services sooner or products or services that are superior to the Company's product or service offerings.

Patents, Trademarks and Proprietary Rights

The Company has not filed any patent applications with respect to its business. Although the Company does not believe that would presently provide a competitive advantage, there is no assurance that in the future patent protection will not be of substantial importance to the Company's business and future prospects.

There is no assurance that a court having jurisdiction over a dispute challenging their validity will not hold patents that may be issued to the Company in the future invalid or unenforceable. Even if patents are upheld and are not challenged, third parties might be able to develop equivalent technologies or products or services without infringing such patents or the Company could be required to expend substantial funds in order to defend its patents.

There is no assurance that any particular aspect of the Company's services will not be found to infringe the rights of other companies. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology useful or necessary to the Company's business. The extent to which the Company may be required to seek licenses under such proprietary rights of third parties, and the cost or availability of such licenses, cannot be predicted. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its proposed products or relating to current or future technologies, there is no assurance that the Company will be able to do so on commercially reasonable terms, if at all.

There is no assurance that the measures taken by the Company will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products, services or technologies that are equivalent or superior to those of the Company. Moreover, the Company may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights to others. If competitors of the Company prepare and file applications in the United States that claim trademarks used or registered by the Company, the Company may oppose those applications and be required to participate in proceedings before the United States Patent and
Trademark Office to determine priority or rights to the trademark, which could result in substantial costs to the Company. Similarly, actions could be brought by third parties claiming that the Company's products infringe patents owned by others. An adverse outcome could require the Company to license disputed rights from third parties or to cease using such trademarks or infringing products.

Any litigation regarding the Company's proprietary rights could be costly and divert management's attention, result in the loss of certain of the Company's proprietary rights, require the Company to seek licenses from third parties and prevent the Company from selling its products and services, any one of which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, inasmuch as the Company obtains a substantial portion of its content and all of its products from third parties, its exposure to copyright infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content or products. The Company generally attempts to obtain representations as to the origins and ownership of such licensed content or products and generally obtains indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or that such indemnification will adequately protect the Company.

Competition

Working with artist management and development, the Company faces intense competition in every aspect of its business. There is a plethora of management companies all over the world all competing to find the best talent out there, and work them to the top. Knowing that the competition is fierce, the Company must compete in a fast and thorough pace. To do this, the Company has learned to utilize the Internet to its advantage. The Internet has the ability to serve as a communication, educational, and marketing tool if one uses it correctly. Competition starts here, as Internet marketing becomes vital to direct traffic to the Company's web site. The more traffic your site receives the better chance you will have in competing with other companies in the same field.

The management industry is designed as a sort of medium and communication tool for artists. Working directly with and for the artist, the management must make sure the artist receives the proper publicity, representation and presentation. Legal matters, decision-making, and other factors must also be taken into consideration so the artist benefits fully. Listing only some of the responsibilities of a management company, it is obvious how rigorous the competition gets and the Company hopes to stand out from the rest of its competition by performing its representation the best.

Government Regulation

Although there are currently few laws and regulations directly applicable to the Internet and Management industry, it is likely that new laws and regulations will be adopted in the United States, and elsewhere, covering issues like copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. It is possible that governments will enact legislation that may be applicable to the Company in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, account charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing such issues such as property ownership, content, taxation, defamation and personal privacy and commercialization of the Internet is presently uncertain and, as a result, do not expressly contemplate or address the unique issues of the Internet and related technologies. As such, export or import restrictions, new legislation or governmental enforcement of existing regulations may limit the growth of the Internet, increase the Company's cost of doing business, or increase the Company's legal exposure, which could have a material adverse effect on the Company's business, financial condition and results of operations.

By distributing products and offering services over the Internet, the Company faces potential liability claims based on the nature and content of the material that it distributes, including claims for defamation, negligence, copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies. The Company's general liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition.

Plan of Operations

During the next 12 months, the Company plans to expand and advance. To do this, it will be pertinent for the employees to take every opportunity to attend numerous music conventions, performing competitions, and seminars. By doing this, the Company plans to find new acts to manage, get more publicity, and advance the artists managed by the Company. Finding quality artists to work with is an extremely tedious job; the artist must be fully focused and determined. By obtaining more publicity, this will benefit the artists managed by the Company

and will open more doors for the opportunity to expand. Advancing the artists include obtaining a solid fan base, getting performances booked, music recorded and getting the artist publicity. The more music industry contacts the Company acquires, the easier these goals will be to achieve.

The Company has formulated a plan of operations for the next twelve months as detailed below. The Company intends to use the net proceeds of its Internet sales and credit line, if and when established, to improve its Web site advertising and promotions.

In the Company's opinion, proceeds from possible future equity funding and loans will satisfy its cash requirements for the next twelve months. The Company has financed its operations since inception from the sale of equity. During the next six months certain funds will need to be raised. The Company has no engineering, management or similar report that has been prepared or provided for external use by the issuer or underwriter. By the end of fiscal year 2000, the Company plans to have successfully introduced its product and service lines on the Internet and eliminated any technical complications concerning its Web site. In order to implement the strategic plan and meet the Company's anticipated working capital needs, the Company estimates that it will require an additional $100,000 in capital.

Despite low cash reserves, additional funds may be required in order to proceed with the business plan outlined above. These funds would be raised through additional private placements or other financial arrangements including debt or equity. There is no assurance that such additional financing will be available when required in order to proceed with the business plan or that the Company's ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If the Company is unsuccessful in securing the additional capital needed to continue operations within the time required, the Company will not be in a position to continue operations and the stockholders may lose their entire investment.

Employees

As of January 22, 2000, the Company has one full-time employee who is engaged in marketing and sales. Because the Company is in a developmental stage, a part-time consultant provides services to the Company in the areas of ongoing Web site support research and development and financial consulting. The Company makes use of additional outside consultants and independent contractors to perform various functions, such as legal matters, programming, engineering, development, and accounting. The Company believes this approach not only allows

it to limit expenses, but also provides maximum flexibility to react to a changing Internet business environment. The Company's employees are not represented by a labor union. The Company believes that its employee relations are good.

The Company's executive offices are located at 11423 West Bernardo Court, San Diego, California 92127 in an approximately 300 square foot space. This space, which houses all of the Company's current operations, is leased on a month-to-month rental agreement. The monthly base rental payment under the agreement is approximately $350.

The Company expects to have two full-time employees by the end of 2000. The President will perform a multitude of company functions. A full-time office manager will be added in the second year, which would include bookkeeping, as well as accounts receivable and payable.

 The public may read and copy any materials filed with the Securities and Exchange Commission at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on

the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy, information statements,

and other information regarding issuers that file electronically.

Item 7 - Description of Property

 The Company's executive offices are located at 11423 West Bernardo Court, San Diego, California 92127 in an approximately 300 square foot space. This space, which houses all of the Company's current operations, is leased on a month-to-month rental agreement. The monthly base rental payment under the agreement is approximately $350.

Item 8 - Directors, Executive
Officers, and Significant Employees

The following information sets forth the names of the officers and directors of the Company, their present positions with the Company and certain biographical information.David SpoonMr. Spoon is currently the President and a member of the Board of Directors. As President and a Director of the Company his responsibilities will include supervision of the day-to-day operations, including the marketing of the

Company's Web site as well as the development of the marketing procedures.

Mr. Spoon has had extensive involvement in the business community. Along side of creating a corporation that grew to over three hundred people, he also functioned as the chief executive officer for five years. He is also the

President of Scribbler Productions and the Vice President of Tuning Spoon Publishing. He hosted a radio show in Northern Arizona and is preparing to do the same in San Diego. He also currently works with professional athletes in marketing their business and charities as well. Mr. Spoon holds licenses for real estate and investments, and in addition holds three separate ordinations from different denominations.

Mary E. Writer

Mrs. Writer is currently the Secretary and Treasurer of the Company and a member of the Board of Directors.

Her responsibilities will include setting up and maintaining all accounting records including accounts payable, accounts receivable, payroll, taxes, and all incorporation filings, and business licenses.

Prior to these positions, Ms. Writer was Secretary/Treasurer for Probook, Inc. from September 1995 until her resignation in May 1996. She also served as Secretary of 1st Net, an Internet corporation, from January 1997 until November of 1998. From January 1990 until July 1993 Ms. Writer worked for National Dynamics, a leading Southern California company which produces, markets, and distributes language learning tapes nationwide. She was responsible for customer service, data entry, merchant account transactions, and manifests for up to 300 shipments per day.

Amber M. Rhoads

Ms. Rhoads is currently Vice President of the Company. Her responsibilities include client and artist relations, Internet marketing, investor relations, road shows, and attending conventions and performing arts competitions. Overall organization and communication is made by Ms. Rhoads as she is the main contact for the Company.

Ms. Rhoads has formerly worked for 1st Net as Executive Assistant to the President in 1997 where her responsibilities included customer relations, Internet research, and work at exhibitor conventions. For the past two years she has worked as the assistant to a chiropractor/neurologist. Being a musician herself,

Ms. Rhoads has had the opportunity to attend many music related events, has extensive experience in performance and has also made industry contacts along the way.

Item 9 - Remuneration of Directors and Officers

In fiscal years 1998 and 1999 combined, the aggregate amount of compensation paid to all executive officers and directors   as a group for services in all capacities was approximately $2,688.00 There is no plan to pay any sort of compensation to the executive officers and directors for services in fiscal 2000.

     Name   Title   Year  Compensation

     David Spoon  President,  1998  $        0

   Chairman of the Board 1999            0

     Amber M. Rhoads Vice President,  1998  $ 1,545.00

   Director   1999  $ 1,043.00

     Mary E. Writer  Secretary/Treasurer 1998  $    100.00

      1999  $        0

Item 10 - Security Ownership of Certain Beneficial Owners and Management

 The following set forth; as of January 22, 2000; the beneficial ownership of the Company's common stock by each person known to the Company to beneficially own more than five percent (5%) of the Company's common stock, including options, outstanding as of such date and by the officers and directors of the

Company as a group. Except as otherwise indicated, all shares are owned directly.

  Name and Address   Amount and Nature

Title of Class of Beneficial Owner  of Beneficial Owner Percent

Common Stock Majestik Magnificant         7,800,000    70.0

  850 South Rancho Drive, Ste 2130              Restricted

  Las Vegas, Nevada  89106

Common Stock David Spoon             100,000      0.9

  18585 Caminito Pasadero, #424        Restricted

Common Stock Mary E. Writer             100,000      0.9

  2682 Ayralie Drive          Restricted

  Escondido, California 92025

Item 11 - Interest of Management and Others in Certain Transactions

The Company has retained the services of Entrepreneur Investments, LLC ("EILLC"), a private investment banking firm that specializes in assisting select companies with equity investment. EILLC provides guidance and consultation to the
Company, primarily in the areas of preparing the private placement offering memorandum, corporate finance and public market development. The Company will pay a cash fee of $20,000 as compensation for services rendered by EILLC.

As of February 28, 1999, the Company was owed $10,000 by an affiliate which was subsequently paid in full. The loan was non-interest bearing and due on demand. (Reference Note 3 - Loan Receivable in Section F/S, pages F7 - F10).

 As of February 28, 1999, the Company loans outstanding from affiliates totaling 11,000. These loans were unsecured, non-interest bearing and due on demand. During the eight months ended October 31, 1999, $5,000 was paid; also, the Company issued
120,000 shares of common stock in consideration for cancellation of the remaining indebtedness of $6,000. (Reference Note 4 - Issuance of Common Stock and Note 6 - Loan Payables in Section F/S, pages F7 - F10).

PART II

Item 1 - Market Price of Dividends
on Common Equity and Other Shareholder Matters

There is currently a limited public market for the Company's stock, as it is listed on the NQB Pink Sheets.

On March 25, 1998, the Company commenced an offering, pursuant to Regulation D of the Securities Act of 1933 (the "Act"), Rule 504, of up to 2,000,000 shares of its common stock at a price of $0.05 per share.

On May 1, 1998, this offering was completed with all shares being sold and issued for a total of $100,000 being received by the Company.

On July 1, 1998, the Company commenced a second offering, also pursuant to Regulation D of the Act, Rule 504, of up to 1,200,000 shares of its common Stock at a price of $0.05 per share.

On December 23, 1998 the offering was closed with a total of $56,400 being raised on behalf of the Company, with a total of 1,128,000 shares being issued.

Both offerings conducted in the year 1998, when combined, raised a total of $156,400 with a total of

3,128,000 shares of common stock being issued at a price of $0.05 per share.

The Company has never paid dividends. At present, the Company does not anticipate paying any dividends on its common stock in the foreseeable future and intends to devote any earnings to the development of the

Company's business.

Item 2 - Legal Proceedings

The Company is not presently a party to any material litigation.

Item 3 - Changes In and
Disagreements with Accountants

The Company has had no change in or disagreements with its Accountants since inception.

Item 4 -Submission of Matters to a
Vote of Security Holders

No matter was submitted to a vote of securities holders of the Company during the quarter ended December 31, 1999.

Item 5 - Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Officers, and persons who own more than ten-percent (10%) of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, Directors and ten-percent stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the Company and on written representations from certain reporting persons that no Form 5s were required by the Company for such persons, the Company believes that all Section 16(a) reports applicable to its officers, Directors and ten-percent stockholders with respect to the fiscal year ended December 31, 1999 were filed on a timely basis.

Item 6 - Reports on Form 8-K

No reports on Form 8-K have been filed by the Company during the last quarter period covered by this report.

PART F/S

Financial Statements

MAKE IT HAPPEN MANAGEMENT

FINANCIAL STATEMENTS

CONTENTS

        Page

Independent Auditors' Report      F1

Balance Sheets       F2

Statements of Operations      F3

Statement of Stockholders' Equity (Deficit)    F4

Statements of Cash Flows      F5 - F6

Notes to Financial Statements      F7 - F10

JONATHON P. REUBEN, CPA

An Accountancy Corporation

23440 Hawthorne Blvd. Suite 270 Torrance CA 90505

(310) 378-3609  FAX (310) 378-3709

INDEPENDENT AUDITOR'S REPORT

Board of Directors

Make It Happen Management

San Diego, California

We  have  audited  the  accompanying balance  sheets  of  Make It Happen Management, (A Development  Stage  Company) as  of December 31, 1999, and February 28, 1999,  and  the related statements  of operations,  cash flows,  and stockholders' equity (deficit) for the ten months ended December 31, 1999, for the period from the Company's inception (March 23, 1998) through February 28, 1999, and for the period from the Company's inception (March 23, 1998) through December 31, 1999.
These  financial statements  are the  responsibility of  the Company's  management. Our responsibility  is to  express an  opinion on  these financial statements based on our audits.

We  conducted our  audits  in accordance  with generally  accepted auditing  standards. These  standards  require that  we plan  and perform the  audits to  obtain reasonable assurance  about whether the financial  statements are  free of material  misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts  and disclosures  in the  financial statements.   An audit also  includes  assessing  the accounting  principles  used  and significant estimates
made by  management, as well  as evaluating the  overall financial  statement presentation.   We believe  that our audits provide a reasonable basis for our opinion.

In  our  opinion,  the  financial  statements  referred  to  above present fairly,  in all material respects,  the financial position of  Make It Happen Management as of December  31, 1999 and February 28, 1999,  and  the related statements  of operations,  cash flows,  and stockholders' equity (deficit) for the ten months ended December 31, 1999, for the period from the Company's inception (March 23, 1998) through February 28, 1999, and for the period from the Company's inception
(March 23, 1998) through December 31, 1999,  in conformity with generally accepted accounting principles.

Jonathon P. Reuben,

Certified Public Accountant

January 20, 2000

F1

MAKE IT HAPPEN MANAGEMENT

BALANCE SHEETS

______________________________________________________________________________________

      December 31, 1999 February 28, 1999

Assets

 Current Assets

 Cash and cash equivalents   $                  12,568 $                        61

 Loan receivable - affiliate     -       10,000

      _______________ _______________

  Total Current Assets                      12,568       10,061

 Other Assets

 Deferred offering costs     $                    1,500 $                          -

Organization costs (net accumulated                        amortization of $378 at February 28, 1999)                 -                1,889

      _______________ _______________

  Total Assets                         14,068       11,950

Liabilities and Stockholders Equity (Deficit)

 Current Liabilities

 Trade Payables             $                    5,065 $                    2,687

 Consulting fee payable     -          5,000

 Loan payable - affiliate     -        11,000

      _______________ _______________

  Total Current Liabilities  $                    5,065       18,687

 Stockholders Equity (Deficit)

 Common Stock par value $.01 per share,

 authorized 50,000,000 issued/outstanding,

 11,128,000 shares as of December 31, 1999

 10,608,000 shares as of February 28, 1999 $       11,128 $                  10,608

 Additional paid-in capital        153,272      127,792

Deficit accumulated during development                  (155,397)            (145,137)

      _______________ _______________

          Total Stockholders Equity (Deficit)                    9,003         (6,737)

Total Liabilities and Stockholders Equity (Deficit)              $     14,068                   $ 11,950

See accompanying notes.

F2

MAKE IT HAPPEN MANAGEMENT

STATEMENT OF OPERATION

______________________________________________________________________________________

         From Inception   From Inception

          For the Ten  (March 23, 1998)               (March 23, 1998)

        Months Ended        Through       Through

    December 31, 1999 February 29, 1999            December 31,1999

Income    $  - $               - $              -

Operating Expenses        (8,371)   (145,137)              (153,508)

     Net loss from operations       (8,371)  (145,137)              (153,508)

Cumulative effect

    of accounting change        (1,889)                -    (1,889)

     Net Loss   $     (10,260) $   (145,137) $          (155,397)

Loss per share

 Loss from operation $    (0.0008) $    (0.0146) $            (0.0147)

 Cumulative effect

   of accounting change       (0.0002)                              -               (0.0002)

    $    (0.0009)        (0.0146)               (0.0149)

Basic weighted average

        shares outstanding   11,055,451  9,939,927          10,456,342

See accompanying notes

F3

MAKE IT HAPPEN MANAGEMENT

STATEMENT OF STOCKHOLDERS EQUITY

FROM THE COMPANY'S INCEPTION (MARCH 23, 1998) THROUGH DECEMBER 31, 1999)

______________________________________________________________________________________

             Deficit

          Accumulated

           During the

    Common Stock          Paid-In  Development

             Shares               Amount         Capital        Stage

Shares issued for services

 March 1998         8,000,000       $   8,000      $              -   -

Shares issued for cash

 April 1998         2,000,000            2,000             98,000   -

 July 1998              60,000                 60               2,940   -

 October 1998                  400,000                  400             19,600   -

 November 1998              100,000               100                     4,900   -

 December 1998                48,000                 48  2,352   -

Net loss from inception

 through February 28,1999         -      -          -       (145,137)

        _________          _________             __________                      _________

Balance -

         February 28, 1999      10,608,000           10,608            127,792       (145,137)

Shares issued for cash

 April 1999           400,000                 400   19,600   -

Shares issued in exchange

for cancellation of

indebtedness -

 May 1999           120,000    120    5,880   -

Net loss for ten months

 ended December 31, 1999        -         -            -           (10,260)

        _________          _________             __________                      _________

Balance -

      December 31, 1999      11,128,000           11,128               153,272         (155,397)

See accompanying notes

F4

MAKE IT HAPPEN MANAGEMENT

STATEMENT OF CASH FLOWS

______________________________________________________________________________________

                      From Inception   From Inception

          For the Eight  (March 23, 1998)               (March 23, 1998)

        Months Ended        Through       Through

    December 31, 1999 February 29, 1999            December 31,1999

Cash Flow From Operating Activities

Net loss    $    (10,260) $  (145,137) $           (155,397)

 Adjustments to reconcile net loss

 to net cash provided by operating

 activities:

  Amortization     -            373              -

  Change of net organization costs          1,889   -              -

  Consulting services    -          8,000       8,000

  (Increase) in organization costs           (2,262)               -

  Increase (Decrease) in account payable       (2,622)          7,687       5,065

    ________________ ________________ ______________

  Net cash use in operating activities     (10,993)    (131,339)                    5,065

Cash Flow From Finance Activities

Gross proceeds from private offerings          20,000      130,400   150,400

Deferred offering costs                        (1,500)                  -                  (1,500)

Loans from affiliates                    -            11,000     11,000

Loans repaid by affiliates          (5,000)                  -                  (5,000)

Loans to affiliates                    -      (10,000)  (10,000)

Payments on affiliate loans          10,000     -     10,000

    ________________ ________________ ______________

Net cash provided by financing activities:

       23,500     131,400                154,900

______________________________________________________________________________________

Net increase (decrease) in cash

     and cash equivalents  $         12,507 $              61 $    12,568

Cash and cash equivalents -

     beginning of period  $  61 $  - $              -

Cash and cash equivalents -

     end of period   $         12,568 $  61 $    12,568

See accompanying notes.

F5

MAKE IT HAPPEN MANAGEMENT

STATEMENTS OF CASH FLOWS

______________________________________________________________________________________

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

                     From Inception   From Inception

          For the Ten  (March 23, 1998)               (March 23, 1998)

        Months Ended        Through       Through

    December 31, 1999 February 29, 1999            December 31,1999

Cash Paid During Year For:

Income Taxes    $  - $   - $                         -

Interest        $  - $   - $                         -

Non-cash finance or investment activities:

 In May 1999, the Company issued 120,000 shares of common stock to an affiliate in exchange for the cancellation of $6,000 of indebtedness.

F6

MAKE IT HAPPEN MANAGEMENT

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization

 Make It Happen Management (the "Company") was incorporated in Nevada on March 23, 1998,

 for the purpose of providing management production, marketing, and other related services to entertainers, athletes and others.

Note 2 - Summary of Significant Accounting Policies

    Property and Equipment

    The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes.

    Net Loss Per Share

    The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earning Per Share" that established standards for the computation, presentation and disclosure of earnings per share (EPS), replacing the presentation of
Primary EPS waith a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period.

    Pervasiveness of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

    Issuances Involving Non-cash Consideration

    All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readably determinable. The majority of the non-cash consideration received pertains to consulting services rendered by consultants and others.

    F7

    Cash and Cash Equivalents

    For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

    Fair Value of Financial Instruments

    As of February 28, 1999, the Company had financial instruments consisting of cash equivalents, loan receivables, and loan payables. The carrying value of the Company's financial instruments, based on current market and other indicators, approximate their cost base.

    As of December 31, 1999, the Company had financial instruments consisting of cash equivalents which consisted of cash in a checking account located at one financial institution. The carrying value of the Company's financial instruments, based on current market and other indicators, approximate their cost bases.

    Income Taxes

    Income taxes are provided based on earnings reported for the financial statement purposes. In accordance with FASB Statement 109, the asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

    New Accounting Pronouncements

SFAS No. 130 "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company added the provisions of SFAS No. 130 in 1998, but had no elements of comprehensive income for the periods presented.

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes a new model for segment reporting, called the "management approach" and requires certain disclosures for each segment. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company adopted the provisions of SFAS No. 131 in 1998, but currently operates in one industry segment.

F8

Note 3 - Loan Receivable Affiliate

As of February 28, 1999, the Company was owed $10,000 by an affiliate which was subsequently paid in full. The loan was non-interest bearing and due on demand.

Note 4 - Issuance of Common Stock

 Through private placement offering, the Company received $150,400 through the issuance of  3,128,000 shares of its common stock. The Company issued 8,000,000 shares to its founders which have been valued at par (See Note 4 - Related Party Transaction). The Company also issued 120,000 shares in consideration for the cancellation of indebtedness of $6,000. The holders of the Company's common stock are entitled to one vote per share held.

Note 5 - Related Party Transaction

    The Company issued 7,800,000 shares of its common stock to its President, Majestic  Magnificent in consideration for providing marketing services to the Company. The shares issued have been valued at par.

    From its inception (March 23, 1998) through December 31, 1999, Mr. Magnificent has received $56,500 in salary and $19,000 for marketing and other related services.

    Mrs. Mary Writer, Secretary and Treasurer of the Corporation received 100,000 shares of common stock in consideration for providing consulting services. The shares issued have been valued at par.

    Mr. David Spoon, a Board Member, received 100,000 shares of common stock in consideration for providing consulting services. The shares have been valued at par.

Note 6 - Loans Payable - Affiliates

As of February 28, 1999, the Company had loans outstanding from two affiliates totaling $11,000. These loans are unsecured, non-interest bearing and due on demand.

F9

Note 7 - Income Taxes

 Income taxes are provided based on earnings reported for financial statement purposes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 ("FASB 109").

FASB 109 uses the asset and liability method to account for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

As of December 31, 1999, the Company had unused operating loss carry-forwards, which may provide future tax benefits in the amount of approximately $155,000 which expire in various years throughout 2019.

An allowance has been provided for by the Company which reduced tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

Note 8 - Change in Accounting Principle

For the year beginning March 1, 1999, the Company adopted Statement of Position 98-5, under which organization costs are no longer capitalized, but charged to operations. For the ten months ended December 31, 1999, the Company charged to operations the unamortized balance of its organization cost of $1,889, The charge was reflected as a cumulative effect of an accounting change.

F10

PART III

EXHIBITS

Item 1 - Index to Exhibits

    Charter and By-laws

No changes have been made, therefore the company incorporates by reference the exhibit 3(a) Articles and the exhibit 3(b) By-laws, filed with the Company's Form 10-SB on February 4, 2000.

    Financial Data Schedule

Item 2 - Description of Exhibits

    Charter (filed as Exhibit 3(a))

Corporate Charter of Make It Happen Management filed in the

State of Nevada on March 23, 1998.

  By-laws (filed as Exhibit 3(b))

  By-laws of Make It Happen Management

    Financial Data Schedule

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Make It Happen Management

                                                                       (Registrant)

  Date ___April 17, 2000____           ___________/S/ DAVID SPOON______________________

             (David Spoon, President/Chairman of the Board)