Form 10KSB/A
period 1999-12-31
MAKE IT HAPPEN MANAGEMENT
filed 2000-04-24
CIK 1072935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended __December 31,1999________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _January 1, 1999 _ to _December 31, 1999_

Commission file number ___001-15665_______

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

Transitional Small Business Disclosure Format: [X] YES [ ] NO

PART I

(Transitional Format Alternative 2; Model B of Form 1-A)

Item 6 - Description of Business                                                                                            4

Item 7 - Description of Property                                                                                           10

Item 8 - Directors, Executive Officers, and Significant Employees                                        11

Item 9 - Remuneration of Directors and Officers                                                                  12

Item 10 - Security Ownership of Certain Beneficial Owners and Management                     12

Item 11 – Interest of Management and Others in Certain Transactions                                 13

PART II

Item 1 - Market Price of Dividends on Common Equity and Other Shareholder Matters      14

Item 2 - Legal Proceedings                                                                                                   14

Item 3 - Changes In and Disagreements with Accountants                                                    14

Item 4 -Submission of Matters to a Vote of Security Holders                                               14

Item 5 - Compliance with Section 16(a) of the Exchange Act                                               15

Item 6 - Reports on Form 8-K                                                                                             16

PART F/S

Financial Statements

CONTENTS                                                                                                             16

INDEPENDENT AUDITOR'S REPORT                                                       17

BALANCE SHEETS                                                                                      18

STATEMENT OF OPERATION                                                                   19

STATEMENT OF STOCKHOLDERS EQUITY                                          20

STATEMENT OF CASH FLOWS                                                                21

NOTES TO FINANCIAL STATEMENTS                                                    23

PART III

EXHIBITS

Item 1 - Index to Exhibits                                                                                                      27

Item 2 – Description of Exhibits                                                                                             27

SIGNATURES                                                                                                                     28

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

On May 1, 1998, this offering was completed with all shares being sold and issued for a total of $100,000 being received by the Company. A Form D was filed with the United States Securities and Exchange Commission on or about October 22, 1998 in regard to the offering. On July 1, 1998, the Company commenced a second offering, also pursuant to Regulation D of the Act, Rule 504, of up to 1,200,000 shares of its common Stock at a price of $0.05 per share. The offering was conducted to raise money for working capital. On December 23, 1998 the offering was closed with a total of $56,400 being raised on behalf of the Company, with a total of 1,128,000 shares being issued. Both offerings conducted in the year 1998, when combined, raised a total of $156,400 with a total of

3,128,000 shares of common stock being issued.

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

Industry BackgroundGrowth of the Internet. The Internet has grown rapidly in recent years, spurred by developments such as easy-to-use Web browsers, the availability of multimedia personal computers ("PCs"), the adoption of more robust network architectures, and the emergence of quality Web-based content and commercial applications. The broad acceptance of the Internet Protocol ("IP") standard has also led to the emergence of intranets and the development of a wide range of non-PC devices that allow consumers to access the Internet and intranets.

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

The Web is an attractive medium for advertising because of its interactivity, flexibility, targetability, and easurability. Advertisers can reach audiences and target advertisements to consumers with similar demographic characteristics, specific regional populations, and affinity groups of selected individuals. The interactive nature of the Web enables advertisers to determine customer preferences, using these to initiate ongoing commercial relationships with potential customers. Advertisers can easily change their impression levels, and demographic information concerning consumers can be tracked and reported to advertisers.

The Company's Web site contains advice for songwriting, including what can make a song a hit, what it takes to be a star, how to promote yourself and some inspirational messages.

The Company has attempted to design its Web site to offer a large and comprehensive selection of the various services that it provides for potential artists that could be involved with the Company. The Company is actively engaged in negotiations with numerous other potential entities that may fit into the Company's plans and moreover the development of the Web site, and furthermore, believes that it has many opportunities to quickly expand its service following its election to become a fully-reporting public company.

The Company believes that active usage of the Web site has meaningfully accelerated development by identifying problem areas and promoting the testing refinements. Based on marketing and technical evaluation, the Company is currently initiating a commercial strategy that contains advertising and licensing.

Eventually, the Company expects to derive a significant portion of its revenue from advertising on it Web site. It intends to use two methods of advertising: banner advertisements and product sponsorships. Sponsorships enable the Company to charge for focused advertising related to specific entities or products, including inspirational novels or books written by celebrities, to compact discs sold by recording artists. Banner advertisements allow interested consumers to link directly to the advertisers' own Web sites.

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

Name                        Title                                     Year                     Compensation

David Spoon             President,                            1998                      $ 0

                                 Chairman of the Board        1999                      $ 0

Amber M. Rhoads   Vice President,                     1998                      $ 1,545.00

                                Director                               1999                      $ 1,043.00

Mary E. Writer         Secretary/Treasurer             1998                      $ 100.00

                                                                            1999                      $ 0

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

                                 2682 Ayralie Drive                                       Restricted

                                 Escondido, California 92025

Item 11 – Interest of Management and Others in Certain Transactions

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

As of February 28, 1999, the Company was owed $10,000 by an affiliate which was subsequently paid in full. The loan was non-interest bearing and due on demand. (Reference Note 3 – Loan Receivable in Section F/S, pages F7 – F10).

As of February 28, 1999, the Company loans outstanding from affiliates totaling 11,000. These loans were unsecured, non-interest bearing and due on demand. During the eight months ended October 31, 1999, $5,000 was paid; also, the Company issued 120,000 shares of common stock in consideration for cancellation of the remaining indebtedness of $6,000. (Reference Note 4 – Issuance of Common Stock and Note 6 – Loan Payables in Section F/S, pages F7 – F10).

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

Item 5 - Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Officers, and persons who own more than ten-percent (10%) of the Company’s Common Stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, Directors and ten-percent stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the Company and on written representations from certain reporting persons that no Form 5s were required by the Company for such persons, the Company believes that all Section 16(a) reports applicable to its officers, Directors and ten-percent stockholders with respect to the fiscal year ended December 31, 1999 were filed on a timely basis.

Item 6 - Reports on Form 8-K>

No reports on Form 8-K have been filed by the Company during the last quarter period covered by this report.

PART F/S

Financial Statements

MAKE IT HAPPEN MANAGEMENT

FINANCIAL STATEMENTS

CONTENTS

                    Page

Independent Auditors’ Report                                                 F1

Balance Sheets                                                                        F2

Statements of Operations                                                         F3

Statement of Stockholders’ Equity (Deficit)                              F4

Statements of Cash Flows                                                        F5 - F6

Notes to Financial Statements                                                   F7 - F10

JONATHON P. REUBEN, CPA

An Accountancy Corporation

23440 Hawthorne Blvd. Suite 270 Torrance CA 90505

(310) 378-3609 • FAX (310) 378-3709

INDEPENDENT AUDITOR'S REPORT

Board of Directors

Make It Happen Management

San Diego, California

We have audited the accompanying balance sheets of Make It Happen Management, (A Development Stage Company) as of December 31, 1999, and December 31, 1998, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the year ended December 31, 1999, for the period from the Company's inception (March 23, 1998) through December 31, 1998, and for the period from the Company's inception (March 23, 1998) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Make It Happen Management as of December 31, 1999 and December 31, 1998, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the year ended December 31, 1999, for the period from the Company's inception (March 23, 1998) through December 31, 1998, and for the period from the Company's inception (March 23, 1998) through December 31, 1999, in conformity with generally accepted accounting principles.

Jonathon P. Reuben,

Certified Public Accountant

January 20, 2000

F1

MAKE IT HAPPEN MANAGEMENT

BALANCE SHEETS

______________________________________________________________________________________

                                                             December 31, 1999    December 31, 1998

Assets

Current Assets

Cash and cash equivalents                                 $ 12,568                      $ 73

Loan receivable - affiliate -                                           -                     10,000

                                                 _______________ _______________

Total Current Assets                                          12,568                     10,073

Other Assets

Deferred offering costs                                      $ 1,500                     $ -

                                                                     _______________ _______________

Total Assets                                                           14,068                  10,073

Liabilities and Stockholders Equity (Deficit)

Current Liabilities

Trade Payables                                                     $      64                 $ 2,687

Acrued Expenses -                                                  5,000                    5,000

Loan payable - affiliate -                                                  -                    5,000

                                                                     _______________ _______________

Total Current Liabilities                                         $ 5,064                 12,687

Stockholders Equity (Deficit)

Common Stock par value $.01 per share,

authorized 50,000,000 issued/outstanding,

11,128,000 shares as of December 31, 1999

10,608,000 shares as of February 28, 1999         $  11,128              $ 10,608

Additional paid-in capital                                       153,272               127,792

Deficit accumulated during development                 (155,396)           (141,014)

                                                                     _______________ _______________

Total Stockholders Equity (Deficit)                             9,004                 (2,614)

Total Liabilities and Stockholders Equity (Deficit)     $ 14,068              $ 10,073

See accompanying notes.

F2

MAKE IT HAPPEN MANAGEMENT

STATEMENT OF OPERATION

______________________________________________________________________________________

                                                                                  From Inception                      From Inception

                                                  For the Year            (March 23, 1998)                 (March 23, 1998)

                                                       Ended                 Through                                Through

                                             December 31, 1999      December 31, 1998              December 31,1999

Income                                     $ -                                      $ -                                    $ -

Operating Expenses                  (14,382)                              (141,014)                       (155,396)

    Net Loss                               (14,382)                              (141,014)                       (155,396)

Basic loss per share

Loss from operation             $(0.0013)                             $ (0.0144)                          $ (0.0149)

Basic weighted average

of shares outstanding             10,984,154                           9,806,764                          10,456,342

See accompanying notes

F3

MAKE IT HAPPEN MANAGEMENT

STATEMENT OF STOCKHOLDERS EQUITY

FROM THE COMPANY'S INCEPTION (MARCH 23, 1998) THROUGH DECEMBER 31, 1999)

______________________________________________________________________________________

                                                                                                                              Deficit

                                                                                                                          Accumulated

                                                                                                                              During the

                                          Common Stock                         Paid-In         Development

                                                  Shares              Amount               Capital                 Stage

Shares issued for services

March 1998                             8,000,000              $ 8,000                 $ -                         -

Shares issued for cash

April 1998                                 2,000,000              2,000                 98,000                     -

July 1998                                        60,000                 60                    2,940                     -

October 1998                              400,000                 400                  19,600                     -

November 1998                          100,000                  100                     4,900                     -

December 1998                             48,000                   48                     2,352                      -

Net loss from inception

through February 28,1999                    -                          -                          -                 (141,014)

                                                 _________       _________       __________          _________

Balance -

December 31, 1998                 10,608,000                  10,608            127,792             (141,014)

Shares issued for cash

April 1999                                  400,000                   400                   19,600                 -

Shares issued in exchange

for cancellation of

indebtedness -

May 1999                                     120,000                  120                     5,880                 -

Net loss for year

ended December 31, 1999                     -                     -                         -                      (14,382)

                                                     _________      _________          __________          _________

Balance -

December 31, 1999                     11,128,000         11,128                     153,272          (155,396)

See accompanying notes

F4

MAKE IT HAPPEN MANAGEMENT

STATEMENT OF CASH FLOWS

______________________________________________________________________________________

                                                                                                      From Inception              From Inception

                                                                     For the Year           (March 23, 1998)            (March 23, 1998)

                                                                           Ended                 Through                           Through

                                                                 December 31, 1999    December 31, 1998        December 31,1999

Cash Flow From Operating Activities

Net loss                                                         $   (14,382)                 $ (141,014)                 $ (155,396)

Adjustments to reconcile net loss

to net cash provided by operating

activities:

Consulting services                                                      -                            13,000                        13,000

Increase (Decrease) in account payable               (2,623)                            2,687                               64

                                                                 ________________ ________________ ______________

Net cash use in operating activities                       (17,005)                      (125,327)                   (144,332)

Cash Flow From Finance Activities

Gross proceeds from private offerings                      20,000                     130,400                     150,400

Deferred offering costs                                              (1,500)                             -                         (1,500)

Loans from affiliates                                                    6,000                         5,000                        11,000

Loans repaid by affiliates                                          (5,000)                             -                          (5,000)

Loans to affiliates                                                          -                              (32,000)                  (32,000)

Payments on affiliate loans                                         10,000                         22,000                     32,000

                                                                         ________________ ________________ ______________

Net cash provided by financing activities:

29,500                             125,400                 154,900

______________________________________________________________________________________

Net increase (decrease) in cash

and cash equivalents                                             $   12,495                                $    73               $    12,568

Cash and cash equivalents -

beginning of period                                                      $ 73                                    $   -                    $      -

Cash and cash equivalents -

end of period                                                        $   12,568                                 $   73                 $   12,568

See accompanying notes.

F5

MAKE IT HAPPEN MANAGEMENT

STATEMENTS OF CASH FLOWS

______________________________________________________________________________________

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

                                                                                         From Inception                      From Inception

                                                 For the Year                    (March 23, 1998)                 (March 23, 1998)

                                                        Ended                        Through                                Through

                                                 December 31, 1999        December 31, 1998              December 31,1999

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

    Fair Value of Financial Instruments

    As of December 31, 1998, the Company had financial instruments consisting of cash equivalents, loan receivables, and loan payables. The carrying value of the Company's financial instruments, based on current market and other indicators, approximate their cost base.

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

F8

Note 3 - Loan Receivable Affiliate

As of December 31, 1998, the Company was owed $10,000 by an affiliate which was subsequently paid in full. The loan was non-interest bearing and due on demand.

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

During the year ended December 13,1999, $ 5,000 was paid, and the remaining indebtedness of $6,000 was cancelled in exchange for the issuance of 120,000 shares of the company's common stock.

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

F10

PART III

EXHIBITS

Item 1 - Index to Exhibits

               (2)       Charter and By-laws

No changes have been made, therefore the company incorporates by reference the exhibit 3(a) Articles and the exhibit 3(b) By-laws, filed with the Company’s Form 10-SB on February 4, 2000.

                (27)     Financial Data Schedule

Item 2 – Description of Exhibits>

                (2)      Charter (filed as Exhibit 3(a))

Corporate Charter of Make It Happen Management filed in the

State of Nevada on March 23, 1998.

                                        By-laws (filed as Exhibit 3(b))

                                        By-laws of Make It Happen Management

                (27)      Financial Data Schedule

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