Form 10QSB
period 2000-03-31
MAKE IT HAPPEN MANAGEMENT
filed 2000-05-23
CIK 1072935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

001-15665
(Commission file number)

MAKE IT HAPPEN MANAGEMENT
(Exact name of small business issuer as specified in its charter)

	Nevada	88-0389393
	(State or other jurisdiction	(IRS Employer
	of incorporation or organization)	Identification No.)

11423 West Bernardo Court, San Diego, California 92127
(Address of principal executive offices)

(858) 675-4449
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2000 - 11,128,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

	Make It Happen Management

	Index

(Transitional Format Alternative 2; Model B of Form 1A)

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of March 31, 2000	3-4

	Statement of Operations for the three months ended March 31, 2000	5

	Notes to Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	8

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Change in Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		10

Part III.	EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MAKE IT HAPPEN MANAGEMENT
(a Development Stage Company)
BALANCE SHEET
AS OF MARCH 31, 2000
(unaudited)

ASSETS

Current Assets:
Checking/Savings	$ 11,839.71
Total Current Assets	$ 11,839.71

Other Current Assets
Deposits	$ 1,500.00
Loans Receivable	295.00
Total Loans Receivable	$ 295.00

Total Other Current Assets	$ 1,795.00

Total Current Assets	$ 13,634.71

Fixed Assets
Office Furniture	$ 43.09
Total Fixed Assets	$ 43.09

Other Assets
Organizational Cost
Miscellaneous	$ 5.00
Organizational Cost - Other	$ 4,451.31
Total Organizational Cost	$ 4,456.31

Total Other Assets	$ 4,456.31

TOTAL ASSETS	$ 18,134.11
Balance Sheet as of March 31, 2000 (continuation)

LIABILITIES AND EQUITY

Liabilities

Current Liabilities

Accounts Payable	$ 5,827.85
Total Accounts Payable	$ 5,827.85

TOTAL CURRENT LIABILITIES	$ 5,827.85

TOTAL LIABILITIES	$ 5,827.85

EQUITY

Paid In On Capital Stock
Additional Paid In Capital	$ 153,272.00
Common Stock	11,128.00

Total Paid In On Capital Stock	$ 164,400.00

Earnings	$ (151,296.98)
Net Income	$ 806.76
TOTAL EQUITY	$ 12,306.26

TOTAL LIABILITIES AND EQUITY	$ 18,134.11

See accompanying notes to financial statements.

MAKE IT HAPPEN MANAGEMENT
(a Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

For the Three
Months Ended
March 31, 2000

INCOME	$ 0.00
EXPENSES
Internet Expenses	$ 35.00
Professional Reference	23.96
Promotional	310.00
Stock Transfer	437.81

Total Expense	$ 806.76

Net Income	$ (806.76)

Basic and Diluted Loss Per Common Share $ 0.00

Weighted Average Number of
Common Shares Outstanding	11,128,000

See accompanying notes to financial statements.

MAKE IT HAPPEN MANAGEMENT

(a Development Stage Company) NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization

Make It Happen Management (the "Company") was incorporated in Nevada on March 23, 1998, for the purpose of providing management production, marketing, and other related services to entertainers, athletes and others.

The Company is in the development stage, as defined in FASB Statement 7. The Company has not paid any dividends and dividends which may be paid in the future will depend on the financial requirements of the Company and other relevant factors.

Note 2 - Summary of Significant Accounting Policies

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes.

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earning Per Share" that established standards for the computation, presentation and disclosure of earnings per share (EPS), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

MAKE IT HAPPEN MANAGEMENT

(a Development Stage Company) NOTES TO FINANCIAL STATEMENTS

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

MAKE IT HAPPEN MANAGEMENT

(a Development Stage Company)

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

Overview

The Company has formulated a plan of operations for the next twelve months as detailed below.

The Company is in the process of attempting to sell short-term advertising contracts on a per impression basis or for a fixed-fee based on a minimum number of impressions on its web site.

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

Additional funds may be required in order to proceed with the business plan outlined above. These funds would be raised through additional private placements or other financial arrangements including debt or equity. There is no assurance that such additional financing will be available when required in order to proceed with the business plan or that the Company's ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital fina

Forward looking statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to fully implement its business plan and raise additional capital Although the Company believes the assumptions underlying the forward-looking statements contai

MAKE IT HAPPEN MANAGEMENT

(a Development Stage Company)

Part II. OTHER INFORMATION Item 1. Legal Proceedings None

Item 2. Change in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits 27.1 - Financial Data Schedule (b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Make It Happen Management

By: /s/ David Spoon

David Spoon President

Date: May 22, 2000