Form 10QSB
period 2000-06-30
E CHANNELS CORP
filed 2000-08-30
CIK 1072935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

001-15665

(Commission file number)

e-CHANNELS CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada

     (State or other jurisdiction of incorporation or organization)

88-0389393

     (IRS Employer Identification No.)

11423 West Bernardo Court, San Diego, California 92127

(Address of principal executive offices)

(858) 675-4449

(Issuer's telephone number)

MAKE IT HAPPEN MANAGEMENT

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2000 - 16,640,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

	e-CHANNELS CORPORATION

	Index

(Transitional Format Alternative 2; Model B of Form 1A)

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of June 30, 2000	2

	Statement of Operations	3

	Statement of Cash Flows	4

	Supplemental Schedules to Statement of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	8

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Change in Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		10

Part III.	EXHIBITS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

MAKE IT HAPPEN MANAGEMENT
(A Development Stage Company)

BALANCE SHEETS

June 30, 2000
Assets

Current Assets
Cash and cash equivalents	$6,071
Loan receivable - affiliate	295

Total Assets	$6,366

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Trade payables	$836
Loans payable affiliate	5,000

Total Current Liabilities	5,836

Stockholders' Equity

Common Stock, par value $.01 per share,
authorized 50,000,000 issued outstanding
16,640.000 shares as of June 30, 2000	16,640
Additional paid-in capital	147,760
Deficit accumulated during the development stage	(163,870)

Total Stockholders' Equity	530

Total Liabilities and Stockholders' Equity	$6,366

The accompanying notes are an integral part of the financial statements.

MAKE IT HAPPEN MANAGEMENT
(A Development Stage Company)

STATEMENTS OF OPERATIONS

From Inception
(March23, 1998)
For the Six Months Ended	Through
June 30 2000 June 30 1999	June 30, 2000

Income	$	- $	-	$ -

Operating expenses	(8,474)	(13,469)	(163,870)

Net loss	$ (8,474)	$(13,469)	$ (163,870)

Basic loss per share:
Loss from operation	$ (0.0002)	$(0.0002)

Basic weighted average shares outstanding	42,782,837	54,915,616

The accompanying notes are an integral part of the financial statements

MAKE IT HAPPEN MANAGEMENT
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From Inception
			(March 23, 1998)
	For the Six Months Ended		Through
	June 30, 2000 June 30, 1999		June 30, 2000

Cash Flows from Operating Activities

Net loss	$(8,474) $	(13,469)	$(163,870)
Adjustments to reconcile net loss to
net cash used in operating activities:
Consulting services	-	-	13,000
Increase (Decrease) in accounts payable	772	(2,567)	836

Net cash use in operating activities	(7,702)	(16,036)	(150,034)

Cash Flows from Finance Activities

Gross proceeds from private offerings	-	26,000	156,400
Deferred offering costs	1,500	-	-
Loans from affiliates	-	-	5,000
Repayments to affiliates	-	(5,000)	(5,000)
Loans to affiliates	(295)	-	(32,295)
Repayments from affiliate	-	-	32,000

Net cash provided by financing activities 1,205		21,000	156,105

Net increase (decrease) in cash
and cash equivalents	$(6,497)	$4,964	$6,071

Cash and cash equivalents -
beginning of period	$12,568	$72	$-

Cash and cash equivalents -
end of period	$6,071	$5,036	$6,071

The accompanying notes are an integral part of the financial statements

MAKE IT HAPPEN MANAGEMENT
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

From Inception
(March 23, 1998)
	For the Six Months Ended		Through
	June 30, 2000 June 30, 1999		June 30, 2000

Cash Paid During Year For:

Income Taxes	$-	$-	$-

Interest	$-	$-	$-

Non-cash finance or investment activities:

In May 1999, the Company issued 120,000 shares of common stock to an affiliate in exchange for the cancellation of $6,000 of indebtedness.

The accompanying notes are an integral part of the financial statements.

     e-CHANNELS CORPORATION (a Development Stage Company) NOTES TO FINANCIAL STATEMENTS

Note 1 - In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of operations and cash flows for the six month periods ended June 30, 2000 and 1999, and for the period from the Company’s inception (March 23, 1998) through June 30, 2000. The operating results of the Company on a semi-annual basis may not be indicative of operating results for the full year.

Results of Operations for the Six-Months Ended June 30, 2000

The majority of the net loss of $8,473 comprises of accounting fees $2,979, legal fees of $2,750, stock transfer fees of $912, promotion of $310, and travel and entertainment of $531, and printing and reproduction of $836

Results of Operations for the Six-Months Ended June 30, 1999

The majority of the net loss of $13,469 comprises of management fees of $4,500, accounting fees $2,500, stock transfer fees of $1,266, promotion of $2,145, and travel and entertainment of $750, and outside services of $1,043.

Liquidity and Capital Resources

For the six-months ended June 30, 2000.

During the six-month period June 30, 2000, the Company’s cash position decreased by $6,497. The Company used $6,202 in its operations and advanced $295 to an affiliate.

For the six-months ended June 30, 1999.

During the six-month period June 30, 1999, the Company’s cash position decreased by $4,964. The Company received $20,000 from the issuance of its common stock and $6,000 from a loan. This $6,000 loan was cancelled through the issuance of the Company’s common stock. The Company repaid $5,000 to an affiliate and used $16,036 in its operations.

     e-CHANNELS CORPORATION (a Development Stage Company) NOTES TO FINANCIAL STATEMENTS

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

e-CHANNELS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement includes projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in the Registration Statement.

The Company has formulated a plan of operations for the next twelve months as detailed below.

The Company is in the process of attempting to sell short-term advertising contracts on a per impression basis or for a fixed-fee based on a minimum number of impressions on its web site.

To potentially enable advertisers to verify the number of advertisement playbacks or visual impressions bade by their advertisements and monitor their advertisement’s effectiveness, the Company intends on providing its advertisers with reports showing data on impressions and categories, and then selecting advertisements specifically targeted to a particular consumer’s personal profile.

The Company intends to develop partnerships with strategic Internet sites to increase the traffic to its Web Site categories. Incremental increases in traffic generated from partnership sites will increase the frequency of advertisement impressions on the Company’s Web site. The Company believes it can significantly increase total advertising revenue from the increased traffic generated by partnered sites.

Additional funds may be required in order to proceed with he business plan outlined above. These funds would be raised through additional private placements or other financial arrangements including debt or equity. There is no assurance that such additional financing will be available when required in order to proceed with the business plan or that the Company’s ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital.

The Company is in the process of completing negotiations regarding a Stock Exchange Agreement with e-Channels Corporation, a Canadian Corporation, whereby e-Channels, a Nevada Corporation would be the surviving entity. If and when this business combination is completed, e-Channels Corporation, a Nevada Corporation, will undertake the business plan and purposes of e-Channels Canada.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

e-CHANNELS CORPORATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

27.1 - Financial Data Schedule

Reports on Form 8-K

On June 6, 2000, the Company Filed a Form 8-K with the United States Securities and Exchange Commission. Therein the Company reported the following:

On May 3, 2000, Make It Happen Management accepted resignations from the following officers and directors:

Mary Writer, Secretary/Treasurer and Director; Amber Rhoades, Vice-President and Director; and David Spoon, President and Director.

On May 3, 2000, Make It Happen Management hired Mr. Paul Lanham its

Secretary/Treasurer. Also on May 3, 2000, Make It Happen Management hired Mr. Serge Trudeau as its Chairman. As part of the executive retention packages, Messrs. Lanham and Trudeau were appointed to the Company’s Board of Directors.

Via Board Action, Make It Happen Management changed its name to e-Channels Corporation. The name change was effective on May 23, 2000.

Via Board Action, the Company declared a five (5) for one (1) stock dividend. The record date for this stock dividend was May 17, 2000, with the pay date occurring on May 23, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

e-CHANNELS CORPORATION

By: /s/ Serge Trudeau

Serge Trudeau President

Date: August 29, 2000