Form 10QSB
period 2000-09-30
E CHANNELS CORP
filed 2000-11-30
CIK 1072935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2000 - 16,640,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

	e-CHANNELS CORPORATION

	Index

(Transitional Format Alternative 2; Model B of Form 1A)

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of September 30, 2000	2

	Statement of Operations	3

	Statement of Cash Flows	4

	Supplemental Schedules to Statement of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	7

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Change in Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		9

Part III.	EXHIBITS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

e-Channels Corporation ( formerly, Make It Happen Management)
(A Development Stage Company)

BALANCE SHEETS

September 30, 2000
Assets

Current Assets
Cash and cash equivalents	$ 235
Loan receivable - affiliate	295

Total Assets	$530

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Trade payables	$-
Loans payable affiliate	-

Total Current Liabilities	-

Stockholders' Equity

Common Stock, par value $.01 per share,
authorized 50,000,000 issued outstanding
16,640.000 shares as of September 30, 2000	16,640
Additional paid-in capital	147,760
Deficit accumulated during the development stage	(163,870)

Total Stockholders' Equity	530

Total Liabilities and Stockholders' Equity	$530

The accompanying notes are an integral part of the financial statements.

e-Channels Corporation ( formerly, Make It Happen Management) (A Development Stage Company)

STATEMENTS OF OPERATIONS

			From Inception
			(March23, 1998)
	For the Nine Months Ended		Through
	September 30 2000	September 30 1999	September 30, 2000

Income	$ -	$ -	$ -

Operating expenses	(8,474)	(13,858)	(163,870)

Net loss	$ (8,474)	$ (13,858)	$(163,870)

Basic loss per share:
Loss from operation	$ (0.0002)	$(0.0002)
Loss from operation (Proforma)	$ (0.0005)	$(0.0009)

Basic weighted average shares outstanding	42,782,857	34,004,964
Basic weighted average shares outstanding	16,640,000	15,671,502
	(Proforma)

The accompanying notes are an integral part of the financial statements

e-Channels Corporation ( formerly, Make It Happen Management) (A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From Inception
			(March 23, 1998)
		For the Nine Months Ended	Through
	September 30, 2000	September 30, 1999	September 30, 2000

Cash Flows from Operating Activities

Net loss	$(8,474)	$(13,858)	$(163,870)
Adjustments to reconcile net loss to
net cash used in operating activities:
Consulting services	(5,000)	-	8,000
Increase (Decrease) in accounts payable	(64)	(2,561)

Net cash use in operating activities	(13,538)	(16,419)	(155,870)

Cash Flows from Finance Activities

Gross proceeds from private offerings	-	26,000	156,400
Deferred offering costs	1,500	-	-
Loans from affiliates	-	-	5,000
Repayments to affiliates	-	(5,000)	(5,000)
Loans to affiliates	(295)	-	(32,295)
Repayments from affiliate	-	10,000	32,000

Net cash provided by financing activities	1,205	31,000	156,105

Net increase (decrease) in cash
and cash equivalents	$(12,333)	$14,581	$235

Cash and cash equivalents -
beginning of period	$12,568	$72	$-

Cash and cash equivalents -
end of period	$235	$14,653	$235

The accompanying notes are an integral part of the financial statements

e-Channels Corporation ( formerly, Make It Happen Management)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

From Inception
(March 23, 1998)
	For the Nine Months Ended		Through
	September 30, 2000	September 30, 1999	September 30, 2000

Cash Paid During Year For:

Income Taxes	$-	$-	$-

Interest	$-	$-	$-

Non-cash finance or investment activities:

In May 1999, the Company issued 120,000 shares of common stock to an affiliate in exchange for the cancellation of $6,000 of indebtedness.

The accompanying notes are an integral part of the financial statements.

(formerly, Make It Happen Management) (a Development Stage Company) NOTES TO FINANCIAL STATEMENTS

Note 1 - In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations and cash flows for the Nine month periods ended September 30, 2000 and 1999, and for the period from the Company’s inception (March 23, 1998) through September 30, 2000. The operating results of the Company on a semi-annual basis may not be indicative of operating results for the full year.

Note 2 – In May 2000, the founding shareholder of the Company returned to the Company 39,000,000 shares of its common stock, which was then cancelled. Basic loss per share has been computed based upon the actual weighted average shares outstanding during the periods presented, as if the 39,000,000 shares were cancelled as of the beginning of each period.

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

Financial Summary

Results of Operations for the Nine-Months Ended September 30, 2000

The majority of the net loss of $8,473 comprises of accounting fees $2,979, legal fees of $2,750, stock transfer fees of $912, promotion of $310, and travel and entertainment of $531, and printing and reproduction of $836 (same as six-months ended June 30, 2000)

Results of Operations for the Nine-Months Ended September 30, 1999

The majority of the net loss of $13,858 comprises of management fees of $4,500, accounting fees $2,500, stock transfer fees of $1,425, promotion of $2,145, and travel and entertainment of $750, and outside services of $1,043.

Liquidity and Capital Resources for the Nine-months ended September 30, 2000.

During the Nine-month period September 30, 2000, the Company’s cash position decreased by $12,333. The Company used $12,038 in its operations and advanced $295 to an affiliate.

Liquidity and Capital Resources for the Nine-months ended September 30, 1999.

During the Nine-month period September 30, 1999, the Company’s cash position increased by $14,581. The Company received $26,000 from the issuance of its common stock and $6,000 from a loan. This $6,000 loan was cancelled through the issuance of the Company’s common stock. The Company received $10,000 from a loan made to an affiliate repaid $5,000 to another affiliate and used $16,419 in its operations.

Management Plan of Operations

The Company is finalizing a Stock Exchange Agreement with e-Channels Corporation, a Canadian Corporation, whereby e-Channels, a Nevada Corporation would be the surviving entity. If and when this business combination is completed, e-Channels Corporation, a Nevada Corporation, will undertake the business plan and purposes of e-Channels Canada.

The Company’s mission is to have e-Channels become a leading multimedia sports and entertainment publishing and marketing company providing niche-type content access to narrow band and broadband internet users via a network of owned and operated branded sites that are part of the e-Channels network.

e-Channels rights will also be marketed, and the Company will also provide content, to various web sites and more traditional content distributors or carriers.

     The Company wishes to provide its various clients with unique and exclusive contents. Its primary focus, its core business, is to procure and market proprietary rights including digital rights. The Company acquires long term rights from sports and entertainment proprietary rights holders, athletes, artists, celebrities, authors, composers, producers, leagues, alumnus, associations, event producers and the likes.

In the event the merger is not completed management will review and revise its plan of operations accordingly.

The company would need to raise additional funds in order to proceed with any revised plan of operations. These funds would likely be raised through additional private placements or other financial arrangements including debt or equity. There is no assurance that such additional financing will be available when required in order to proceed with the business plan or that the Company’s ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Change in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
Not applicable

e-CHANNELS CORPORATION

Item 6.	Exhibits and Reports on Form 8-K

Exhibits
27.1 - Financial Data Schedule

Reports on Form 8-K

On September 6, 2000, the Company Filed a Form 8-K with the United States Securities and
Exchange Commission. The Company reported this filing in its 10QSB filing for the period ending June 30, 2000

No other filing were made as of the date of this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

e-CHANNELS CORPORATION

By: /s/ Serge Trudeau
Serge Trudeau
President

Date: November 29, 2000