Form 10KSB
period 2000-12-31
E CHANNELS CORP
filed 2001-04-02
CIK 1072935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _________________

Commission file number 001-15665

e-CHANNELS CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	880389393
(State or other jurisdiction of	(IRS Employer Identification #)
incorporation or organization)

290 Elgar Suite 111
Ile des Soeurs, Quebec H3E 1C9
Canada
(Address of principal executive offices)

(514) 766-9313
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock	OTC Bulletin Board

[X] Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15)d_ of the Exchange Act during the last
12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

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
within the past 60 days. $ 6,854,017 as of 3/21/01

Applicable only to corporate issuers.
State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
Common Stock	17,140,000 as of 12/31/00

Transitional Small Business Disclosure Format: [X] YES [ ] NO

e-CHANNELS CORPORATION Annual Report

Table of Contents

Description of Business	3
Description of Property	6
Directors, Executive Officers, and Significant Employees	6
Remuneration of Directors and Officers	7
Security Ownership of Certain Beneficial Owners and Management	7
Interest of Management and Others in Certain Transactions	7

Market Price of Dividends on Common Equity and Other Shareholder Matters	8
Legal Proceedings	8
Changes In and Disagreements with Accountants	8
Submission of Matters to a Vote of Security Holders	8
Compliance with Section 16(a) of the Exchange Act	8
Reports on Form 8-K	8

Financial Statements
CONTENTS	9
INDEPENDENT AUDITOR'S REPORT	10
BALANCE SHEETS	11
STATEMENT OF OPERATION	12
STATEMENT OF STOCKHOLDERS EQUITY	13
STATEMENT OF CASH FLOWS	14
NOTES TO FINANCIAL STATEMENTS	16

EXHIBITS
Item 1 - Index to Exhibits	20
Item 2 – Description of Exhibits	20

SIGNATURES	21

e-CHANNELS CORPORATION Financial Statements

Description of Business

The Company is a developmental stage company. The Company was incorporated in Nevada on March 23, 1998, as Make It Happen Management, with authorized capital of fifty million (50,000,000) shares of common stock, par value $0.001 per share.

In May of 2000 the company changed its name to e-Channels Corporation.

In May 2000, the Company authorized a 5 to 1 stock split. For financial statement reporting purposes, all stock transactions have been restated to reflect the stock split as if it occurred at the inception of the Company. In addition, in May 2000, a founder of the Company returned 7,800,000 (pre-split) shares of the Company's stock to its treasury, which was subsequently cancelled. The accompanying financial statements have been restated as if the 7,800,000 shares were never issued.

Industry Background

Growth of the Internet. The Internet has grown rapidly in recent years, spurred by developments such as easy-to-use Web browsers, the availability of multimedia personal computers ("PCs"), the adoption of more robust network architectures, and the emergence of quality Web-based content and commercial applications. The broad acceptance of the Internet Protocol ("IP") standard has also led to the emergence of intranets and the development of a wide range of non-PC devices that allow consumers to access the Internet and intranets.

In the United States the Internet is the fastest growing medium. The Internet is the only global platform that allows millions of people not only to communicate and share information but also to conduct business. International Data Corporation estimates that there will be 177 million users in the United States and more than 500 million users world wide by the end of 2003. E-Marketer estimates that worldwide Internet users will increase from 95 million at the end of 1998 to 282 million in 2002.

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

Increasing use of the Internet to deliver interactive video, audio and multimedia content has enhanced users online experiences. As higher-speed Internet access becomes more widely available, more Internet users will be able to access higher quality video products. Forrester Research Inc, Cambridge MA estimates that 158 million U.S. households will have high speed Internet access by 2002, versus approximately 1 million today. Rich media content publishers will benefit most from such high-speed penetration increases. Broadband access providers believe that rich-media content is key to driving penetration of their services, and are eager for the sort of rich media content e-Channels can provide. Kinetic Strategies reports that cable modem access is now available to 32 million North American households or one third of all cable subscribers, and expect this figure to increase to half of all cable subscribers by the end of this year. The growth of the Internet has also favoured e-commerce growth. Forrester Research estimates that North American online retail shopping will increase from 8.0 billion in 1998 to 116 billion by 2003, while International Data Corporation projects world wide electronic revenues to reach 1.3 trillion by 2003. Furthermore Forrester Research believes that interactive television will generate $20 billion in revenues by 2004. Forrester’s report, entitles “Interactive TV Cash Flows” concludes that the bulk of those revenues will come from advertising, e-commerce and subscriptions.

e-CHANNELS CORPORATION Financial Statements

Marketing and Sales

e-Channels is a startup company and as such plans to follow the basic keys to financial success by innovating within the content of the 21st Century economy often referred to as the Startup economy.

e-Channels’ President has often spoken about the critical components which apply to successful startups, components that boil down to 5 symbiotic essentials, PEOPLE, INNOVATION, FOCUS, SPEED, and EQUITY. e-Channels feels it has the people who can focus and act quickly to successfully launch a publicly traded company, a company who’s shareholders would provide it with the necessary equity to market a unique and innovative way to achieve financial success on the internet.

The Company’s mission is to have e-Channels become a leading multimedia sports and entertainment publishing and marketing company providing niche-type content access to narrowband and broadband internet users via a network of owned and operated branded sites that are part of the e-Channels network.

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

The principal challenge faced by the Company is the highly competitive nature of its target markets. The number and variety of competitor represents a significant barrier to market access and acceptance The Company’s mission is to become The Web’s leading multimedia sports and entertainment publishing and marketing company providing niche-type contents to various web sites and more traditional content distributors or carriers. Its core business being that of a publisher, rather than a distributor or a producer, will enable e-Channels to generate several forms of revenues not usually associated with web site operations. Historically, traditional forms of media distribution such as cable, print and radio have been limited to link with one another and provide a limitless information or marketing source. e-Channels will attempt to break down these barriers and build a network that takes advantage of all multimedia sources currently available. Much the same as and Internet Service Provider provides Internet access on demand, e-Channels will provide Internet content on demand. Since the company is less dependent on advertising revenues that flow from traffic to specific sites and are based on cost per thousand viewers or clicks, the Company will diligently develop niche-type products that appeal to specific audiences and are generally in the 30 to 60 year old category. Sponsorships and subscriptions will be the company’s primary focus in as much as its web related business is concerned. Quality and specificity will be emphasized rather than quantitative matters.

Manufacturing

The Company does not plan to become a manufacturer or producer of any products.

Patents, Trademarks and Proprietary Rights

The Company has not filed any patent applications with respect to its business. Although the Company does not believe that would presently provide a competitive advantage, there is no assurance that in the future patent protection will not be of substantial importance to the Company's business and future prospects.

e-CHANNELS CORPORATION Financial Statements

Competition

e-Channels quite obviously competes with traditional media and many other outlets for viewers, members, content providers merchandising sales and sponsorship dollars.

Unlike traditional sports web casters, e-Channels is in both the entertainment and sports related category. We believe that in contrast to e-Channels, other web casters fall into the category of companies, which are reporting sports like the offline media concepts to the online world. As such, they compete with many other web sites in providing real-time sports news, editorial and statistics including ESPN.com, CNNSI.com, FoxSports.com and Sporting News.com.

The same can be said for many other entertainment based specialty websites such as Entertainment tonight.com.

Contrary to traditional broadcasters and to a larger degree narrow casters and contrary to the vast majority of web sites who must rely on traffic to generate advertising revenues as their principal source of revenues, e-Channels’ approach to revenue generating is not traffic driven.

Quokka Sports (Nasdaq QKKA), an early mover in the new online content category: interactive sports programming, Quokka operates a network of branded sites and has exclusive, long term rights to produce online coverage of sporting events.

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

Plan of Operations

The Company has finalized a Stock Exchange Agreement with e-Channels Corporation, a Canadian Corporation, whereby e-Channels, a Nevada Corporation is the surviving entity. Now that this business combination is completed, e-Channels Corporation, a Nevada Corporation, has undertaken the business plan and purposes of e-Channels Canada.

e-CHANNELS CORPORATION Financial Statements

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

The Company wishes to provide its various clients with unique and exclusive contents. Its primary focus, its core business, is to procure and market proprietary rights including digital rights. The Company seeks to acquire long term rights from sports and entertainment proprietary rights holders, athletes, artists, celebrities, authors, composers, producers, leagues, alumnus, associations, event producers and the likes.

During the next 12 months, the Company plans to expand and advance. To do this, the Company shall focus mainly on business combinations with other companies that will be mutually beneficial for both company’s shareholders.

Employees

The President will perform a multitude of company functions. A full-time office manager is planned with duties that would include bookkeeping, as well as accounts receivable and payable.

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

Description of Property

The Company's executive offices are located at 290 Elgar Suite 111, Ile des Soeurs, Quebec H3E 1C9 Canada in an approximately 1,300 square foot space. This space, which houses all of the Company's current operations, is leased on a month-to-month rental agreement. The monthly base rental payment under the agreement is approximately $1,100.

Directors, Executive Officers, and Significant Employees

The following information sets forth the names of the officers and directors of the Company, their present positions with the Company and certain biographical information.

Serge Trudeau

Mr. Trudeau is currently the President and a member of the Board of Directors. As President and a Director of the Company his responsibilities will include supervision of the day-to-day operations, including the development of the marketing procedures and the development of key relations and contracts in business industry.

Paul Lanham

Mr. Lanham is currently the Secretary and Treasurer of the Company and a member of the Board of Directors.

e-CHANNELS CORPORATION Financial Statements

His responsibilities include directing the setting up and maintaining all accounting records including accounts payable, accounts receivable, payroll, taxes, and all incorporation filings, and business licenses.

Remuneration of Directors and Officers

In fiscal year 2000, the aggregate amount of compensation paid to all executive officers and directors as a group for services in all capacities was approximately $2,688.00 There is no plan to pay any sort of compensation to the executive officers and directors for services in fiscal 2001.

Name	Title	Year	Compensation

Serge Trudeau	President,	2000	$ 2,688
	Chairman of the Board

Paul Lanham	Secretary/Treasurer	2000	$ 0

Security Ownership of Certain Beneficial Owners and Management

The following set forth; as of May, 2000; the beneficial ownership of the Company's common stock by each person known to the Company to beneficially own more than five percent (5%) of the Company's common stock, including options, outstanding as of such date and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly.

	Name and Address	Amount and Nature
Title of Class	of Beneficial Owner	of Beneficial Owner	Percent

Common Stock	Serge Trudeau	1,000,000	5.8
	290 Elgar Suite 211	Restricted
	Ile des Soeurs, Quebec H3E 1C9
	Canada

Common Stock	Paul Lanham	125,000	0.1
	10224 Luman Lane	Restricted
	Twinsburg, OH 44087

Interest of Management and Others in Certain Transactions

The Company issued 7,800,000 shares of its common stock to its President, Majestic Magnificent in consideration for providing marketing services to the Company. The shares issued have been valued at par. These shares were returned to the Company in June 2000, and were subsequently cancelled.

As of December 31, 1999, the Company had loans outstanding from one affiliate totaling $5,000. The loan is unsecured, non-interest bearing and due on demand. The loan was repaid in 2000.

As of December 31, 2000, the Company was owed $295 by an affiliate. The loan was non-interest bearing and due on demand. However, with the completion of the e-Channels business combination, the Company will inherit

e-CHANNELS CORPORATION Financial Statements

approximately $300,000 in loans to shareholders.

Market Price of Dividends on Common Equity and Other Shareholder Matters

There is currently a limited public market for the Company's stock, as it is listed on the OTC Bulletin Board under the symbol “ECHL”.

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

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of securities holders of the Company during the quarter ended December 31, 2000.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Officers, and persons who own more than ten-percent (10%) of the Company’s Common Stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, Directors and ten-percent stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the Company and on written representations from certain reporting persons that no Form 5s were required by the Company for such persons, the Company believes that all Section 16(a) reports applicable to its officers, Directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2000 were filed on a timely basis.

Reports on Form 8-K

Exhibits
None
Reports on Form 8-K
On June 6, 2000 the Company Filed a Form 8-K with the United States Securities and Exchange
Commission. The Company reported this filing in its 10QSB filing for the period ending June 30, 2000
No other filing was made as of the date of this filing.

e-CHANNELS CORPORATION Financial Statements

Financial Statements

e-CHANNELS CORPORATION
(formerly, MAKE IT HAPPEN MANAGEMENT)
FINANCIAL STATEMENTS

CONTENTS

Page

Independent Auditors’ Report	F1

Balance Sheets	F2

Statements of Operations	F3

Statement of Stockholders’ Equity (Deficit)	F4

Statements of Cash Flows	F5 - F6

Notes to Financial Statements	F7 - F10

e-CHANNELS CORPORATION Financial Statements

JONATHON P. REUBEN, CPA
An Accountancy Corporation
23440 Hawthorne Blvd. Suite 270 Torrance CA 90505
(310) 378-3609 • FAX (310) 378-3709

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Make It Happen Management
San Diego, California

We have audited the accompanying balance sheets of Make It Happen Management, (A Development Stage Company) as of December 31, 1999, and 2000, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the two years ended December 31, 2000, and for the period from the Company's inception (March 23, 1998) through December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Make It Happen Management as of December 31, 1999 and 2000, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the two years ended December 31, 2000, and for the period from the Company's inception (March 23, 1998) through December 31, 2000, in conformity with generally accepted accounting principles.

ss/ Jonathon P. Reuben CPA

Jonathon P. Reuben,
Certified Public Accountant
March 20, 2001

F1

e-CHANNELS CORPORATION Financial Statements

e-CHANNELS CORPORATION
(formerly, MAKE IT HAPPEN MANAGEMENT)
(A Development Stage Company)
BALANCE SHEETS

	December 31, 1999	December 31, 2000
Assets
Current Assets
Cash and cash equivalents	$12,568	$175
Loan receivable - affiliate	0	295

Total Current Assets	$12,568	$470
Other Assets
Deferred offering costs	1,500	-

Total Assets	$14,068	$ 470

Liabilities and Stockholders Equity (Deficit)
Current Liabilities
Trade Payables	$64	$-
Loans payable - affiliate	5,000	-

Total Current Liabilities	$5,064	$-

Stockholders Equity (Deficit)
Common Stock par value $.01 per share,
authorized 50,000,000 issued/outstanding,
16,640,000 shares as of December 31, 1999
and 2000	$16,640	$ 16,640
Additional paid-in capital	147.760	147,760
Deficit accumulated during development	(155,396)	(163,930)

Total Stockholders Equity (Deficit)	9,004	470

Total Liabilities and Stockholders Equity (Deficit)	$ 14,068	$ 470

See accompanying notes.

F2

e-CHANNELS CORPORATION Financial Statements

e-CHANNELS CORPORATION
(formerly, MAKE IT HAPPEN MANAGEMENT)
(A Development Stage Company)
STATEMENT OF OPERATION

From Inception
	For the Year	For the Year	(March 23, 1998)
	Ended	Ended	Through
	December 31, 1999	December 31, 2000	December 31,2000

Income	$ -	$-	$-

Operating Expenses	(14,382)	(8,534)	(163,930)

Net Loss	$ (14,382)	$ (8,534)	$ (163,960)

Basic loss per share
Loss from operation	$ (0.0009)	$ (0.0005)

Basic weighted average
shares outstanding	15,614,247	16,640,000

See accompanying notes

F3

e-CHANNELS CORPORATION Financial Statements

e-CHANNELS CORPORATION
(formerly, MAKE IT HAPPEN MANAGEMENT)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
FROM THE COMPANY'S INCEPTION (MARCH 23, 1998) THROUGH DECEMBER 31, 2000)
______________________________________________________________________________________

				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Shares issued for services
March 1998	1,000,000	$1,000	$7,000	-

Shares issued for cash
April 1998	10,000,000	10,000	90,000	-
July 1998	300,000	300	2,700	-
October 1998	2,000,000	2,000	18,000	-
November 1998	500,000	500	4,500	-
December 1998	240,000	240	2,160	-

Net loss from inception
through December 31,1998	-	-	-	(141,014)

Balance - December 31, 1998	14,040,000	$14,040	$124,360	$ (141,014)

Shares issued for cash
April 1999	2,000,000	2,000	18,000	-
Shares issued in exchange for
cancellation of indebtedness -
May 1999	600,000	600	5,400	-

Net loss for the year ended
December 31, 1999	-	-	-	(14,382)

Balance - December 31, 1999	16,640,000	$16,640	$147,760	$(155,396)
Net loss for the year ended
December 31, 2000	-	-	-	$(8,534)

Balance - December 31, 2000	16,640,000	$ 16,640	$ 147,760	$ (163,930)

See accompanying notes

F4

e-CHANNELS CORPORATION Financial Statements

e-CHANNELS CORPORATION
(formerly, MAKE IT HAPPEN MANAGEMENT)
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			From Inception
	For the Year	For the Year	(March 23, 1998)
	Ended	Ended	Through
	December 31, 1999	December 31, 2000	December 31,2000

Cash Flow From Operating Activities
Net loss	$(14,382)	$(8,534)	$ (163,930)
Adjustments to reconcile net loss to
net cash used in operating activities:
Consulting services	-	-	13,000
Offering costs charged to operations	-	1,500	-
Increase (Decrease) in account payable	3,377	(64)	-

Net cash used in operating activities	(11,005)	(7,098)	(150,930)

Cash Flow From Finance Activities
Gross proceeds from private offerings	20,000	-	156,400
Deferred offering costs	(1,500)	-	-
Loans from affiliates	-	-	5,000
Repayments to affiliates	(5,000)	(5,000)	(10,000)
Loans to affiliates	-	(295)	(32,295)
Payments from affiliate	10,000	-	32,000

Net cash provided by financing activities:
	23,500	(5,295)	151,105

Net increase (decrease) in cash
and cash equivalents	$12,495	$(12.393)	$175

Cash and cash equivalents -
beginning of period	$ 73	$ (12,568)	$ -

Cash and cash equivalents -
end of period	$ 12,568	$ 175	$ 175

See accompanying notes.

F5

e-CHANNELS CORPORATION Financial Statements

e-CHANNELS CORPORATION
(formerly, MAKE IT HAPPEN MANAGEMENT)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

From Inception
	For the Year	For the Year	(March 23, 1998)
	Ended	Ended	Through
	December 31, 1999	December 31, 2000	December 31,2000

Cash Paid During Year For:

Income Taxes	$ -	$ -	$ -

Interest	$ -	$ -	$ -

Non-cash finance or investment activities:

In May 1999, the Company issued 120,000 shares of common stock to an affiliate in exchange for the cancellation of $6,000 of indebtedness.

F6

e-CHANNELS CORPORATION Financial Statements

e-CHANNELS CORPORATION
(formerly, MAKE IT HAPPEN MANAGEMENT)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization

e-Channels Corporation (formerly Make It Happen Management) (the "Company") was incorporated in Nevada on March 23, 1998, for the purpose of providing management production, marketing, and other related services to entertainers, athletes and others.

The Company is in the development stage, as defined in FASB Statement 7. The Company has not paid any dividends and dividends which may be paid in the future will depend on the financial requirements of the Company and other relevant factors.

In October 2000, the Company authorized a 5 to 1 stock split. For financial statement reporting purposes, all stock transactions have been restated to reflect the stock split as if it occurred at the inception of the Company. In addition, in October 2000, a founder of the Company returned 7,800,000 (pre split) shares of the Company's stock to its treasury which was subsequently cancelled. The accompanying financial statements have been restated as if the 7,800,000 shares were never issued.

Note 2 - Summary of Significant Accounting Policies

a. Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes.

b. Net Loss Per Share

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

c. Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

F7

e-CHANNELS CORPORATION Financial Statements

d. Issuances Involving Non-cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readably determinable. The majority of the non-cash consideration received pertains to consulting services rendered by consultants and others.

e. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

f. Fair Value of Financial Instruments

As of December 31, 2000, the Company had financial instruments consisting of cash equivalents, loan receivables. The carrying value of the Company's financial instruments, based on current market and other indicators, approximate their cost base.

As of December 31, 1999, the Company had financial instruments consisting of cash equivalents which consisted of cash in a checking account located at one financial institution. The carrying value of the Company's financial instruments, based on current market and other indicators, approximate their cost bases.

g. Income Taxes

Income taxes are provided based on earnings reported for the financial statement purposes. In accordance with FASB Statement 109, the asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

h. New Accounting Pronouncements

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

F8

e-CHANNELS CORPORATION Financial Statements

Note 3 - Loan Receivable - Affiliate

As of December 31, 2000, the Company was owed $295 by an affiliate. The loan was non-interest bearing and due on demand.

Note 4 - Issuance of Common Stock

Through private placement offering, the Company received $150,400 through the issuance of 15,640,000 (post-split) shares of its common stock. The Company issued 40,000,000 shares to its founders which have been valued at par (See Note 5 - Related Party Transaction) of which 39,000,000 have been returned to the Company and were subsequently cancelled. The Company also issued 600,000 shares in consideration for the cancellation of indebtedness of $6,000. The holders of the Company's common stock are entitled to one vote per share held.

Note 5 - Related Party Transaction

a.	The Company issued 7,800,000 shares of its common stock to its President, Majestic Magnificent in consideration for providing marketing services to the Company. The shares issued have been valued at par. These shares were returned to the Company in June 2000, and were subsequently cancelled.

From its inception (March 23, 1998) through December 31, 1999, Mr. Magnificent has received $56,500 in salary and $19,000 for marketing and other related services.

b.	Mrs. Mary Writer, Secretary and Treasurer of the Corporation received 500,000 shares of common stock in consideration for providing consulting services. The shares issued have been valued at par.

c.	Mr. David Spoon, a Board Member, received 500,000 shares of common stock in consideration for providing consulting services. The shares issued have been valued at par.

Note 6 - Loans Payable - Affiliates

As of December 31, 1999, the Company had loans outstanding from one affiliate totaling $5,000. The loan is unsecured, non-interest bearing and due on demand. The loan was repaid in 2000.

F9

e-CHANNELS CORPORATION Financial Statements

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

F10

e-CHANNELS CORPORATION ANNUAL REPORT

EXHIBITS

Index to Exhibits

(2)	Charter and By-laws
No changes have been made, therefore the company incorporates by reference the exhibit 3(a) Articles and the exhibit 3(b) By-laws, filed with the Company’s Form 10-SB on February 4, 2000.

Description of Exhibits

(2)	Charter (filed as Exhibit 3(a))
Corporate Charter of Make It Happen Management filed in the
State of Nevada on March 23, 1998.

By-laws (filed as Exhibit 3(b))
By-laws of Make It Happen Management

e-CHANNELS CORPORATION ANNUAL REPORT

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e-Channels Corporation
(Registrant)

Date ___March 28, 2001____ ___________/S/ Serge Trudeau______________________
(Serge Trudeau, President/Chairman of the Board)