Form 10KSB/A
period 2000-12-31
E CHANNELS CORP
filed 2001-04-10
CIK 1072935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Amendment 1

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

e-CHANNELS CORPORATION Annual Report

Table of Contents

Description of Business	3
Description of Property	6
Directors, Executive Officers, and Significant Employees	6
Remuneration of Directors and Officers	7
Security Ownership of Certain Beneficial Owners and Management	7
Interest of Management and Others in Certain Transactions	7

Market Price of Dividends on Common Equity and Other Shareholder Matters	8
Legal Proceedings	8
Changes In and Disagreements with Accountants	8
Submission of Matters to a Vote of Security Holders	8
Compliance with Section 16(a) of the Exchange Act	8
Reports on Form 8-K	9

Financial Statements	10

Index to Exhibits	21
Description of Exhibits	21

Signatures	22

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

In November 2000, the Company acquired fifty-one percent (51%) of an entertainment company called Black Lake, Inc. Black Lake, Inc. is a Nevada corporation whose primary business is within the music industry. Black Lake, Inc. promotes events, concerts and artists. Black Lake, Inc. will assist the Company in providing content for its clients.

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

e-CHANNELS CORPORATION Financial Statements

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

e-CHANNELS CORPORATION Financial Statements

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

e-CHANNELS CORPORATION Financial Statements

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

e-CHANNELS CORPORATION Financial Statements

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

e-CHANNELS CORPORATION Financial Statements

As of December 31, 1999, the Company had loans outstanding from one affiliate totaling $5,000. The loan is unsecured, non-interest bearing and due on demand. The loan was repaid in 2000.

In November 2000, in consideration for the majority ownership in Black Lake, Inc., the Company issued 500,000 restricted shares from its authorized but unissued capital. The Company further agreed to issue an additional 200,000 shares to assist Black Lake, Inc. in the raising of capital. Black Lake, Inc. is a Nevada corporation whose primary business is within the music industry.

As of December 31, 2000, the Company was owed $295 by an affiliate. The loan was non-interest bearing and due on demand. However, with the completion of the e-Channels business combination, the Company will inherit approximately $300,000 in loans to shareholders.

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

e-CHANNELS CORPORATION Financial Statements

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

JONATHON P. REUBEN, CPA
An Accountancy Corporation
23440 Hawthorne Blvd. Suite 270 Torrance CA 90505
(310) 378-3609 • FAX (310) 378-3709

INDEPENDENT AUDITOR'S REPORT

Board of Directors
e-Channels Corporation
Montreal, Canada

We have audited the accompanying consolidated balance sheets of e-Channels Corporation, (A Development Stage Company) as of December 31, 1999, and 2000, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the two years ended December 31, 2000, and for the period from the Company's inception (March 23, 1998) through December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-Channels Corporation as of December 31, 1999 and 2000, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the two years ended December 31, 2000, and for the period from the Company's inception (March 23, 1998) through December 31, 2000, in conformity with generally accepted accounting principles.

ss/ Jonathon P. Reuben CPA

Jonathon P. Reuben,
Certified Public Accountant
April 5, 2001

F1

e-CHANNELS CORPORATION Financial Statements

e-CHANNELS CORPORATION
(formerly, MAKE IT HAPPEN MANAGEMENT)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 1999	December 31, 2000
Assets
Current Assets
Cash and cash equivalents	$12,568	$175
Loan receivable - affiliate	0	295

Total Current Assets	$12,568	$470
Other Assets
Deferred offering costs	1,500	-

Total Assets	$14,068	$ 470

Liabilities and Stockholders Equity (Deficit)
Current Liabilities
Trade Payables	$64	$-
Loans payable - affiliate	5,000	-
Officer's compensation payable	-	60,000

Total Current Liabilities	$ 5,064	$ 60,000
Minority Interest in Consolidated Subsidiary	$ -	$ -
Stockholders Equity (Deficit)
Common Stock par value $.001 per share,
authorized 50,000,000 issued/outstanding,
16,640,000 shares as of December 31, 1999 and
17,140,000 shares as of December 31, 2000	$16,640	$ 17,140
Additional paid-in capital	147,760	147,260
Deficit accumulated during development	(155,396)	(223,930)

Total Stockholders Equity (Deficit)	9,004	470

Total Liabilities and Stockholders Equity (Deficit) $ 14,068		$ 470

See accompanying notes.

F2

e-CHANNELS CORPORATION Financial Statements

e-CHANNELS CORPORATION
(formerly, MAKE IT HAPPEN MANAGEMENT)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OPERATION
______________________________________________________________________________________

From Inception
	For the Year	For the Year	(March 23, 1998)
	Ended	Ended	Through
	December 31, 1999	December 31, 2000	December 31,2000

Income	$ -	$-	$-

Operating expenses	(14,382)	(68,534)	(223,930)

Minority interest in
consolidated loss	-	-	-

Net loss	$ (14,382)	$ (68,534)	$ (223,960)

Basic loss per share
Loss from operation	$ (0.0009)	$ (0.0041)

See accompanying notes

F3

e-CHANNELS CORPORATION Financial Statements

e-CHANNELS CORPORATION
(formerly, MAKE IT HAPPEN MANAGEMENT)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
FROM THE COMPANY'S INCEPTION (MARCH 23, 1998) THROUGH DECEMBER 31, 2000)
______________________________________________________________________________________

				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Shares issued for services
March 1998	1,000,000	$1,000	$7,000	-

Shares issued for cash
April 1998	10,000,000	10,000	90,000	-
July 1998	300,000	300	2,700	-
October 1998	2,000,000	2,000	18,000	-
November 1998	500,000	500	4,500	-
December 1998	240,000	240	2,160	-

Net loss from inception
through December 31,1998	-	-	-	(141,014)

Balance - December 31, 1998	14,040,000	$14,040	$124,360	$(141,014)

Shares issued for cash
April 1999	2,000,000	2,000	18,000	-
Shares issued in exchange for
cancellation of indebtedness -
May 1999	600,000	600	5,400	-

Net loss for the year ended
December 31, 1999	-	-	-	(14,382)

Balance - December 31, 1999	16,640,000	$16,640	$147,760	$(155,396)
Shares issued in exchange for
Black Lake, Inc.	500,000	500	(500)

Net loss for the year ended
December 31, 2000	-	-	-	$ (68,534)

Balance - December 31, 2000	17,140,000	$ 17,140	$ 147,260	$ (223,930)

See accompanying notes

F4

e-CHANNELS CORPORATION Financial Statements

e-CHANNELS CORPORATION
(formerly, MAKE IT HAPPEN MANAGEMENT)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
______________________________________________________________________________________

			From Inception
	For the Year	For the Year	(March 23, 1998)
	Ended	Ended	Through
	December 31, 1999	December 31, 2000	December 31,2000

Cash Flow From Operating Activities
Net loss	$(14,382)	$(68,534)	$ (223,930)
Adjustments to reconcile net loss to
net cash used in operating activities:
Consulting services	-	-	13,000
Officer's compensation	-	60,000	60,000
Offering costs charged to operations	-	1,500	-
Increase (Decrease) in account payable	3,377	(64)	-

Net cash used in operating activities	(11,005)	(7,098)	(150,930)

Cash Flow From Finance Activities
Gross proceeds from private offerings	20,000	-	150,400
Deferred offering costs	(1,500)	-	-
Loans from affiliates	-	-	11,000
Repayments to affiliates	(5,000)	(5,000)	(10,000)
Loans to affiliates	-	(295)	(32,295)
Payments from affiliate	10,000	-	32,000

Net cash provided by financing activities:
	23,500	(5,295)	151,105

Net increase (decrease) in cash
and cash equivalents	$12,495	$(12,393)	$175

Cash and cash equivalents -
beginning of period	$ 73	$ (12,568)	$-

Cash and cash equivalents -
end of period	$ 12,568	$ 175	$ 175

See accompanying notes.

F5

e-CHANNELS CORPORATION Financial Statements

e-CHANNELS CORPORATION
(formerly, MAKE IT HAPPEN MANAGEMENT)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

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

In November 2000, the Company issued 500,000 shares of common stock in exchange for a 51% interest in Black Lake, Inc.

F6

e-CHANNELS CORPORATION Financial Statements

e-CHANNELS CORPORATION
(formerly, MAKE IT HAPPEN MANAGEMENT)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization

Make It Happen Management (the "Company") was incorporated in Nevada on March 23, 1998, for the purpose of providing management, production, marketing, and other related services to entertainers, athletes and others. On May 23, 2000, the Company changed its name to e-Channels Corporation.

The Company is in the development stage, as defined in FASB Statement 7. The Company has not paid any dividends and dividends which may be paid in the future will depend on the financial requirements of the Company and other relevant factors.

In June 2000, the Company authorized a 5 to 1 stock split. For financial statement reporting purposes, all stock transactions have been restated to reflect the stock split as if it occurred at the inception of the Company. In addition, in June 2000, a founder of the Company returned 7,800,000 (pre split) shares of the Company's stock to its treasury, which was subsequently cancelled. The accompanying financial statements have been restated as if the 7,800,000 shares were never issued.

On November 11, 2000, the Company acquired a 51% interest in Black Lake, Inc., a Nevada Corporation incorporated on October 11, 2000. Black Lake is in the development stage and has not commenced operations. Black Lake has planned principal operations pertaining to artist representation and management.

Note 2 - Summary of Significant Accounting Policies

a.	Principal of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and it majority owned subsidiary, Black Lake, Inc. Intercompany transactions and balances and have been eliminated in consolidation.

b.	Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes.

c.	Net Loss Per Share

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

F7

e-CHANNELS CORPORATION Financial Statements

d.	Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

e.	Issuances Involving Non-cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readably determinable. The majority of the non-cash consideration received pertains to consulting services rendered by consultants and others.

f.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

g.	Fair Value of Financial Instruments

As of December 31, 2000, the Company had financial instruments consisting of cash equivalents, loans receivable. The carrying value of the Company's financial instruments, based on current market and other indicators, approximate their cost bases.

As of December 31, 1999, the Company had financial instruments consisting of cash equivalents which consisted of cash in a checking account located at one financial institution. The carrying value of the Company's financial instruments, based on current market and other indicators, approximate their cost bases.

h.	Income Taxes

Income taxes are provided based on earnings reported for the financial statement purposes. In accordance with FASB Statement 109, the asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

i.	New Accounting Pronouncements

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

On October 1, 2000, the Company issued 500,000 shares of its common stock in exchange for a 51% interest in Black Lake, Inc. The Company valued its interest in Black Lake at $500, the par value of the shares issued. Black Lake is in the development stage with no current operations.

Note 5 - Related Party Transaction

a.

The Company issued 7,800,000 shares of its common stock to its President, Majestic Magnificent in consideration for providing marketing services to the Company. The shares issued have been valued at par. These shares were returned to the Company in June 2000, and were subsequently cancelled.

From its inception (March 23, 1998) through December 31, 1999, Mr. Magnificent has received $56,500 in compensation and $19,000 for marketing and other related services.

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

As of December 31, 2000, the Company had unused operating loss carry-forwards, which may provide future tax benefits in the amount of approximately $224,000 which expire in various years throughout 2020.

An allowance has been provided for by the Company which reduced tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

Note 8 - Transactions with Management

In October 2000, the Company issued options to the two founders of Black Lake, Inc. for each to acquire 25,000 shares of the Company's common stock each year for the next five years. The options vest at the end of each fiscal year at an exercise prize of $1.00 per share contingent upon Black Lake earning a net profit of $50,000 per year.

Compensation to the two founders of Black Lake amount to $10,000 a month each commencing in October 2000, through September 2005. In addition to the base compensation, the founders also receive 10% of gross profit derived from revenues generated by Black Lake, except for any proceeds received through the sale of Black Lake or the sale of Company stock. As of December 31, 2000, the total amount due these two officers was $60,000.

F10

e-CHANNELS CORPORATION ANNUAL REPORT

EXHIBITS

Index to Exhibits
(2)	Charter and By-laws
The company incorporates by reference the exhibit 3(a) Articles and the exhibit 3(b) By-laws, filed with the Company’s Form 10-SB on February 4, 2000.

(2a)	Certificate of Amendment

(12)	Additional Exhibit - Share Exchange Agreement

Description of Exhibits

(2)	Charter (filed as Exhibit 3(a))
Corporate Charter of Make It Happen Management filed in the
State of Nevada on March 23, 1998.

By-laws (filed as Exhibit 3(b))
By-laws of Make It Happen Management

(2a)	Certificate of Amendment to Articles of Incorporation

(12)	Share Exchange Agreement
e-Channels Corporation and Black Lake, Inc.

e-CHANNELS CORPORATION ANNUAL REPORT

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e-Channels Corporation
(Registrant)

Date April 08, 2001	___________/S/ Serge Trudeau______________________
(Serge Trudeau, President/Chairman of the Board)