Form 10QSB
period 2001-03-31
E CHANNELS CORP
filed 2001-05-21
CIK 1072935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

001-15665
(Commission file number)

e-CHANNELS CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	88-0389393
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

290 Elgar Suite 111, Ile des Soeurs, Quebec H3E 1C9, Canada
(Address of principal executive offices)

(514) 766-9313
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

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2001 - 17,140,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

e-CHANNELS CORPORATION

	Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of March 31, 2001	2

	Statement of Operations	3

	Statement of Cash Flows	4

	Supplemental Schedules to Statement of Cash Flows	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	7

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Change in Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		9

Part III.	EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

e-Channels Corporation
( formerly, Make It Happen Management)
(A Development Stage Company)

BALANCE SHEETS

March 31, 2001
(unaudited)
Assets

Current Assets
Cash and cash equivalents	$-
Loan receivable - affiliate	295

Total Assets	$ 295

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Trade payables	$-
Officer's compensation payable	60,000

Total Current Liabilities	$ 60,000

Minority Interest in Consolidated Subsidiary	-

Stockholders' Equity (Deficit)

Common Stock, par value $.01 per share,
authorized 50,000,000 issued outstanding
17,140.000 shares as of March 31, 2001	17,140
Additional paid-in capital	147,260
Deficit accumulated during the development stage	224,105)

Total Stockholders' Equity (Deficit)	(59,705)

Total Liabilities and Stockholders' Equity	$ 295

The accompanying notes are an integral part of the financial statements.

e-Channels Corporation
( formerly, Make It Happen Management)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

From Inception
(March 23, 1998)
	For the Three Months Ended		Through
	March 31, 2000	March 31, 2001	March 31, 2001

Income	$-	$-	$-

Operating expenses	(4,187)	(175)	(224,105)

Net Loss	$ (4,187)	$ (175)	$ (224,105)

Basic loss per share:
Loss from operation	$ n/a	$ n/a

Basic weighted average shares outstanding	16,640,000	17,140,000

The accompanying notes are an integral part of the financial statements

e-Channels Corporation ( formerly, Make It Happen Management)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From Inception
			(March 23, 1998)
	For the Six Months Ended		Through
	March 31, 2000	March 31, 2001	March 31, 2001

Cash Flows from Operating Activities

Net loss	$(4,187)	$(175)	$(224,105)
Adjustments to reconcile net loss to
net cash used in operating activities:
Consulting services	-	-	13,000
Officer's compensation	-	-	60,000
Offering costs charged to operations	1,500	-	-
Increase (Decrease) in accounts payable	2,253	-	-

Net cash used in operating activities	(434)	(175)	(151,105)

Cash Flows from Finance Activities

Gross proceeds from private offerings	-	-	150,400
Deferred offering costs	-	-	-
Loans from affiliates	(295)	-	11,000
Repayments to affiliates	-	-	(10,000)
Loans to affiliates	-	-	(32,295)
Repayments from affiliate	-	-	32,000

Net cash provided by (used in)
financing activities	(295)	-	151,105

Net increase (decrease) in
cash and cash equivalents	$(729)	$(175)	$-

Cash and cash equivalents -
beginning of period	12,568	175	-

The accompanying notes are an integral part of the financial statements

e-Channels Corporation
( formerly, Make It Happen Management)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

From Inception
(March 23, 1998)
	For the Three Months Ended		Through
	March 31,2000	March 31, 2001	March 31, 2001

Cash Paid During Year For:

Income Taxes	$ -	$ -	$ -

Interest	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

e-Channels Corporation
( formerly, Make It Happen Management)
(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 - In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000, and for the period from the Company’s inception (March 23, 1998) through March 31, 2001. The operating results of the Company on a semi-annual basis may not be indicative of operating results for the full year.

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2000

The majority of the net loss of $4,187 comprises of accounting fees $2,259, stock transfer fees of
$828, and printing and reproduction of $731

Results of Operations for the Three-Months Ended March 31, 2001

Bank charges were $24 and $151 for bookkeeping

Liquidity and Capital Resources

For the three-months ended March 30, 2000.

During the Three-month period March 31, 2001, the Company’s cash position decreased by $729. The Company used $434 in its operations and advanced $295 to an affiliate.

For the three-months ended March 31, 2001.

During the three-month period March 31, 2001, the Company’s cash position decreased by $175, all used in the Company’s operations.

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

e-CHANNELS CORPORATION

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

Date: May 21, 2001