Form 10QSB
period 2001-06-30
E CHANNELS CORP
filed 2001-08-22
CIK 1072935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2001 - 16,640,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

	e-CHANNELS CORPORATION

	Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of June 30, 2001	2

	Statement of Operations	3

	Statement of Cash Flows	4

	Supplemental Schedules to Statement of Cash Flows	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	7

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Change in Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		9

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

e-Channels Corporation
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

June 30, 2001
(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$-
Loan receivable - affiliate	295

Property and Equipment
Capitalized website development
(net accumulated amortization of $807)	8,873

Total Assets	$ 9,168

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Trade payables	$-
Officer's compensation payable	60,000

Total Current Liabilities	$ 60,000

Minority Interest in Consolidated Subsidiary	-

Stockholders' Equity (Deficit)

Common Stock, par value $.001 per share,
authorized 50,000,000 issued and outstanding
17,252,100 shares as of June 30, 2001	17,252
Additional paid-in capital	259,248
Deficit accumulated during the development stage	(327,332)

Total Stockholders' Equity (Deficit)	(50,832)

Total Liabilities and Stockholders' Equity	$ 9,168

The accompanying notes are an integral part of the financial statements.

e-Channels Corporation
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From Inception
			(March 23, 1998)
	For the Six Months Ended		Through
	June 30, 2000	June 30, 2001	June 30, 2001

Income	$-	$-	$-

Operating expenses	(8,474)	(103,402)	(327,332)

Net Loss	$ (8,474)	$ (103,402)	$ (327,332)

Basic loss per share:
Loss from operation	$ n/a	$ (0.01)

Basic weighted average shares outstanding	42,782,857	17,196,050

Basic weighted average
shares outstanding (Proforma)	16,640,000

The accompanying notes are an integral part of the financial statements

e-Channels Corporation
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From Inception
			(March 23, 1998)
	For the Six Months Ended		Through
	June 31, 2000	June 31, 2001	June 31, 2001

Cash Flows from Operating Activities

Net loss	$(8,474)	$ (103,402)	$(327,332)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	102,402	115,420
Amortization expense		807	807
Accrued officer's compensation	-	-	60,000
Increase (Decrease) in accounts payable	772	-	-

Net cash used in operating activities	(7,702)	(175)	(151,105)

Cash Flows from Finance Activities

Gross proceeds from private offerings	-	-	150,400
Deferred offering costs	1,500	-	-
Loans from affiliates	-	-	11,000
Repayments to affiliates	-	-	(10,000)
Loans to affiliates	(295)	-	(32,295)
Repayments from affiliate	-	-	32,000

Net cash provided by financing activities	1,205	-	151,105

Net increase (decrease) in
cash and cash equivalents	$(6,497)	$(175)	$-

Cash and cash equivalents -
beginning of period	12,568	175	-

Cash and cash equivalents -
end of period	$ 6,071	$ -	$ -

The accompanying notes are an integral part of the financial statements

e-Channels Corporation
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

From Inception
(March 23, 1998)
	For the Six Months Ended		Through
	June 30, 2000	June 30, 2001	June 30, 2001

Cash Paid During Year For:

Income Taxes	$ -	$ -	$ -

Interest	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

e-Channels Corporation
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 - In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of operations and cash flows for the three month periods ended June 30, 2001 and 2000, and for the period from the Company’s inception (March 23, 1998) through June 30, 2001. The operating results of the Company on a semi-annual basis may not be indicative of operating results for the full year.

Note 2 - In May 2000, the founding shareholder of the Company returned to the Company 39,000,000 shares of its common stock, which was then cancelled. Basic loss per share has been computed based upon the actual weighted average shares outstanding during the periods presented. Proforma basic loss per share has been provided for the period ended June 30, 2000, as if the 39,000,000 shares were cancelled as of the beginning of the period.

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

Financial Summary

Results of Operations for the Six-Months Ended June 30, 2000

The majority of the net loss of $8,474 comprises of accounting fees $2,979, legal fees of $2,750, stock transfer fees of $912, promotion of $310, travel and entertainment of $531, and printing and reproduction of $836

Results of Operations for the Six-Months Ended June 30, 2001

The majority of the net loss of $103,402 comprises of marketing and consulting services
$100,000, website development expenses of $2,420, amortization of website expenses of $807, and bank charges and miscellaneous expenses of $175.

Liquidity and Capital Resources

For the Six-months ended June 30, 2000.

During the six-month period June 30, 2000, the Company’s cash position decreased by
$6,497. The Company used $6,202 in its operations and advanced $295 to an affiliate.

For the Six-months ended June 30, 2001.

During the six-month period June 30, 2001, the Company’s cash position decreased by
$175, all used in the Company’s operations.

Management Plan of Operations

The Company is attempting to finalize a Stock Exchange Agreement with e-Channels Corporation, a Canadian Corporation, whereby e-Channels, a Nevada Corporation would be the surviving entity. If and when this business combination is completed, e-Channels Corporation, a Nevada Corporation, will undertake the business plan and purposes of e-Channels Canada. e-Channels is a development stage company that presently has limited operations in multimedia sports and entertainment publishing and marketing. While the Company plans to continue its discussions with e-channels the Canadian Corporation, its primary focus will be centered on exploring opportunities to acquire operating entities that would ultimately, in the opinion of management, enhance shareholder value.

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
Not applicable

Item 5. Other Information

In July of 2001 Mr. Serge Trudeau, President and Chairman, tendered his resignation to the board of Directors of the Company. The resignation was not the result of any disagreement with e-Channels Corporation on any matter relating to the operation of the Company.

The Company is seeking qualified candidates to fill the vacancy left by Mr. Trudeau. During the interim Paul Lanham will act as temporary President.

Item 6.	Exhibits and Reports on Form 8-K

Reports on Form 8-K

No filings were made during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

e-CHANNELS CORPORATION

By: /s/ Paul Lanham
Paul Lanham
Acting President

Date: August 22, 2001