Form 10QSB
period 2001-09-30
E CHANNELS CORP
filed 2001-11-14
CIK 1072935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

001-15665
(Commission file number)

e-CHANNELS CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

88-0389393
(IRS Employer
Identification No.)

9 Forest Road, Kirkland, Quebec H9J 3A2, Canada
(Address of principal executive offices)

(514) 426-2977
(Issuer's telephone number)

290 Elgar Suite 111, Ile des Soeurs, Quebec H3E 1C9, Canada
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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2001 - 17,252,100 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

e-CHANNELS CORPORATION

	Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of September 30, 2001	2

	Statement of Operations	3

	Statement of Cash Flows	4

	Supplemental Schedules to Statement of Cash Flows	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	7

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Change in Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		9

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

e-Channels Corporation
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2001
(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$-
Loan receivable - affiliate	295

Property and Equipment
Capitalized web site development
(net accumulated amortization of $1,614)	8,066

Total Assets	$ 8,361

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Trade payables	$-
Officer's compensation payable	60,000

Total Current Liabilities	$ 60,000

Minority Interest in Consolidated Subsidiary	-

Stockholders' Equity (Deficit)

Common Stock, par value $.001 per share,
authorized 50,000,000 issued and outstanding
17,252,100 shares as of September 30, 2001	17,252
Additional paid-in capital	259,248
Deficit accumulated during the development stage	(328,139)

Total Stockholders' Equity (Deficit)	(51,639)

Total Liabilities and Stockholders' Equity	$ 8,361

The accompanying notes are an integral part of the financial statements.

e-Channels Corporation
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From Inception
			(March 23, 1998)
	For the Nine Months Ended		Through
September 30, 2000		September 30, 2001	September 30, 2001

Income	$ -	$-	$-

Operating expenses	(8,474)	(104,209)	(328,139)

Net Loss	$ (8,474)	$ (104,209)	$ (328,139)

Basic loss per share:
Loss from operation	$ (0,0002)	$ (0.0002)
Loss from operation (Proforma)	$ (0.0005)

Basic weighted average shares outstanding	42,782,857	17,215,008

Basic weighted average
shares outstanding (Proforma)	16,640,000

The accompanying notes are an integral part of the financial statements

e-Channels Corporation
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From Inception
			(March 23, 1998)
	For the Nine Months Ended		Through
September 30, 2000		September 30, 2001	September 30, 2001

Cash Flows from Operating Activities

Net loss	$(8,474)	$ (104,209)	$(328,139)
Adjustments to reconcile net loss to
net cash used in operating activities:
Consulting services	(5,000)	102,420	115,420
Amortization expense		1,614	1,614
Accrued officer's compensation	-	-	60,000
Increase (Decrease) in accounts payable	(64)	-	-

Net cash used in operating activities	(13,538)	(175)	(151,105)

Cash Flows from Finance Activities

Gross proceeds from private offerings	-	-	150,400
Deferred offering costs	1,500	-	-
Loans from affiliates	-	-	11,000
Repayments to affiliates	-	-	(10,000)
Loans to affiliates	(295)	-	(32,295)
Repayments from affiliate	-	-	32,000

Net cash provided by financing activities	1,205	-	151,105

Net increase (decrease) in
cash and cash equivalents	$(12,333)	$(175)	$-

Cash and cash equivalents -
beginning of period	12,568	175	-

Cash and cash equivalents -
end of period	$ 235	$ -	$ -

The accompanying notes are an integral part of the financial statements

e-Channels Corporation
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

From Inception
(March 23, 1998)
	For the Nine Months Ended		Through
	September 30, 2000	September 30, 2001	September 30, 2001

Cash Paid During Year For:

Income Taxes	$ -	$ -	$ -

Interest	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

e-Channels Corporation
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 -

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and cash flows for the nine month periods ended September 30, 2001 and 2000, and for the period from the Company’s inception (March 23, 1998) through September 30, 2001. The operating results of the Company may not be indicative of operating results for the full year.

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

Results of Operations for the Nine-Months Ended September 30, 2001

The majority of the net loss of $104,209 is comprised of marketing and consulting services
$100,000, web site development expense of $2,420, and amortization of web site expenses of
$1,614, and miscellaneous expenses of $175.

Liquidity and Capital Resources

For the Nine-Months ended September 30, 2000.

During the nine-month period ended September 30, 2000, the Company’s cash position decreased by $12,333. The Company used $12,038 in its operations and advanced $295 to an affiliate.

For the Nine-Months ended September 30, 2001.

During the nine-month period ended September 30, 2001, the Company’s cash position decreased by $175, all used in the Company’s operations.

Management Plan of Operations

While the Company is still considering the expansion of its entertainment and publishing business into other markets it has been unable to find a suitable acquisition candidate. Despite the Company’s efforts to finalize a Stock Exchange Agreement with e-Channels Corporation, a Canadian Corporation, Management has determined that such a business combination would not be in the best interest of the Company or its shareholders. The Company's primary focus continues to be centered on exploring opportunities that would ultimately, in the opinion of Management, enhance shareholder value.

If and when a business combination is completed, e-Channels Corporation, a Nevada Corporation, will undertake the business plan and purposes of the acquired entity. e-Channels is a development stage company that presently has suspended operations in multimedia sports and entertainment publishing and marketing. A 12 month plan of operations is currently unavailable due to the present uncertainty due to the inability to finalize the Stock Exchange Agreement with the Canadian e-Channels Corporation.

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

Cash requirements are currently being met by a shareholder, although no commitment to continue exists. Any expanded operations will require the company to raise additional funds within the next six months.

The Company has no plans to incur research and development costs, acquire significant property or equipment, or to change the number of employees.

e-CHANNELS CORPORATION

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

The Company is continuing to seek qualified candidates to fill the vacancies on the Board of Directors and as Officers. During the interim Paul Lanham will continue to act as temporary President.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

No filings were made during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

e-CHANNELS CORPORATION

By: /s/ Paul Lanham
Paul Lanham
Acting President

Date: November 11, 2001