Form 10KSB
period 2001-12-31
E CHANNELS CORP
filed 2002-04-26
CIK 1072935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-15665

ETI, Corporation
(Name of small business issuer as specified in its charter)

9 Forest Road
Kirkland, Quebec H9J 3A2, Canada
(514) 426-2977
(Address of principal executive office & telephone number)

Nevada
(State of incorporation)

88-0389393
(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

[X]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for the most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is $5,719 as of December 31, 2001.

The number of shares outstanding of e-Channels Corporation common stock is 5,750,700 as of December 31, 2001.

Documents Incorporated by Reference

ETI Corporation incorporates by reference to Part III of this Form 10-KSB, the registrant's

Registration Statement filed on Form 10-SB, and exhibits thereto, filed February 4, 2000 under the Securities Act of 1933

Transitional Small Business Disclosure Format (check one): [X] Yes [ ] No

ETI Corporation Annual Report

Table of Contents

Part I
Description of Business	3
Description of Properties	3
Directors, Executive Officers, and Significant Employees	3
Remuneration of Directors and Officers	3
Security Ownership of Certain Beneficial Owners and Management	4
Interest of Management and Others in Certain Transactions	4
Part II
Market Price of Dividends on Common Equity and Other Shareholder Matters	5
Legal Proceedings	5
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	5
Submission of Matters to a Vote of Security Holders	5
Compliance with Section 16(a) of the Exchange Act	5
Reports on Form 8-K	5
Part F/S
Financial Statements	6
Part III
Index to Exhibits	16
Description of Exhibits	16

Signatures	16

ETI Corporation

Annual Report

Description of Business

ETI Corporation was incorporated in Nevada on March 23, 1998, as Make It Happen Management. In May of 2000 the company changed its name to e-Channels Corporation. In December of 2001 e-Channels Corporation entered into a letter of intent to acquire a Canadian company, ETI, Expertise Technology Innovation Corporation. In anticipation of the business combination, e-Channels Corporation held a shareholders meeting whereby certain actions were taken, please see “Submission of Matters to a Vote of Security Holders” below. Prior to the consummation of the transaction, but subsequent to the shareholders meeting, it became apparent to the Board of Directors for the Corporation that the completion of the business transaction would not be in the best interest of the Corporation or its shareholders. Therefore, the transaction was terminated.

ETI Corporation, a development stage company, has had limited business operations since its inception and has incurred operating losses to date. ETI Corporation’s management has realized a need to raise funds in order to meaningfully proceed with business plan implementation. In fiscal year 2001, ETI’s management has been primarily focusing on exploring opportunities that would enhance shareholder value, and has been aggressively evaluating and pursuing an opportunity for a business combination or acquisition.

ETI Corporation has presently suspended operations in multimedia sports and entertainment publishing and marketing. Management anticipates near-term focus to remain on pursuing a business combination opportunity. Additional funding is expected to be required to proceed with any revised business plan or plan of operations, and may be achieved through private placement or other financial arrangements.

Cash requirements are currently being met by a shareholder, although no commitment to continue such support exists. Any extended operations of the company may require the need to raise additional funds within the next six months.

ETI Corporation currently has suspended operations in the multimedia sports and entertainment publishing industry. Marketing plans and pricing structures are suspended and will be revised when the company's business direction and or objectives are revisited.

Employees

ETI Corporation currently has one employee; he is the sole officer and director of the company.

Mr. Paul Lanham, President; responsibilities include supervision of day-to-day operations, including establishing business direction and plans.

Description of Properties

ETI Corporation executive and business offices are located at 9 Forest Road, Kirkland, Quebec H9J 3A2, Canada; and are being provided by the president of ETI Corporation at no charge to the company.

Directors, Executive Officers, and Significant Employees

The following information sets forth the names of the officers and directors of ETI Corporation.

Paul Lanham

Mr. Lanham is currently the President and a member of the Board of Directors.

ETI Corporation

Annual Report

Remuneration of Directors and Officers

None of the officers or directors of ETI Corporation were paid any compensation in fiscal year 2001. Currently, ETI Corporation has no plans to pay any compensation to officers or directors in fiscal year 2002.

Security Ownership of Certain Beneficial Owners and Management

The following set forth; as of December 31, 2001; the beneficial ownership of ETI Corporation common stock by each person known to the company to beneficially own more than five percent (5%) of the company's common stock, including options, outstanding as of such date and by the officers and directors of the company as a group.

Except as otherwise indicated, all shares are owned directly.

	Name and Address		Percentage of
Title of Class	of Beneficial Owner	Number of Shares	Class
Common Stock	Paul Lanham	41,668	0.7
	1 Starcher Place
	Ripley, WV 25271
Total Shares of 5% or more Beneficial Ownership		41,668	0.7
Total Shares Issued and Outstanding		5,750,700

Interest of Management and Others in Certain Transactions

On October 1, 2000, the Company issued 500,000 shares of its common stock in exchange for a 51% interest in Black Lake, Inc. The Company valued its interest in Black Lake at $500, the par value of the shares issued. Black Lake is in the development stage with no current operations.

Also in October 2000, the Company issued options to the two founders of Black Lake, Inc. for each to acquire 25,000 shares of the Company’s common stock each year for the next five years. The options vest at the end of each fiscal year at an exercise price of $1.00 per share contingent upon Black Lake earning a net profit of $50,000 per year. As Black Lake’s net profit was less then $50,000 in each of the two years ended December 31, 2001; the options did not vest.

Compensation to the two founders of Black Lake amount to $10,000 a month each commencing in October 2000, through September 2005. In addition to the base compensation, the founders also receive 10% of the gross profit derived from revenues generated by Black Lake, except for any proceeds received through the sale of Black Lake or the sale of Company stock. As of December 31, 2001, the total amount due these two officers was $180,000.

As of December 31, 2001, the Company was owed $295 by a related party. The loan was non-interest bearing and due on demand.

As of December 31, 2001, the Company owes a family member of its President $13,715 for Company expenses paid directly by him.

ETI Corporation

Annual Report

Market Price of Dividends on Common Equity and Other Shareholder Matters

There is currently a limited public market for the company's stock, as it is listed on the OTC Bulletin Board under the symbol “ETIE”.

The company has never paid dividends. At present, the company does not anticipate paying any dividends on its common stock in the foreseeable future and intends to devote any earnings to the development of the company's business.

Legal Proceedings

ETI Corporation has never been in bankruptcy, receivership or any similar legal proceeding, and is not subject to any pending legal proceedings. ETI Corporation is not aware of any threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The company has had no change in or disagreements with its accountants since inception.

Submission of Matters to a Vote of Security Holders

ETI Corporation held a shareholder's meeting on December 18, 2001, at 9:00 a.m. at 2980 South Rainbow Drive, Las Vegas Nevada 89146, at which the following proposals were voted upon. Each proposal of which the corporation had agreement of a majority of the shareholders to vote in favor of.

1)

e-Channels will issue to the former shareholders of Expertise Technology Innovation (ETI); a computer and computer software firm based in Montreal, Canada; approximately 40,000,000 shares of its common stock in a merger with Expertise Technology Innovation.

2)

Immediately prior to the completion of the merger, e-Channels Corporation will complete a 3:1 reverse split of its capital.

3)

e-Channels Corporation will change its name to Expertise Technology Innovation (ETI).

4)

The authorized shares of common stock in the corporation shall be increased to 100,000,000.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2001 were filed.

Reports on Form 8-K

None during fiscal year 2001.

ETI Corporation Annual Report

Financial Statements

Contents
Page
Independent Auditor's Report	F-2
Financial Statements
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Statement of Stockholder's (Deficit)	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Financial Statements	F-8

Independent Auditors' Report

Board of Directors
e-Channels Corporation
Montreal, Canada

We have audited the accompanying consolidated balance sheets of e-Channels Corporation (A Development Stage Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the two years ended December 31, 2001, and for the period from the Company's inception (March 23, 1998) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-Channels Corporation as of December 31, 2000 and 2001, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the two years ended December 31, 2001, and for the period from the Company's inception (March 23, 1998) through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $364,509 during the year ended December 31, 2001, and, as of that date, had a working capital deficiency of $311,939, and a net worth of $311,939). These continued losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben C.P.A.
Jonathon P. Reuben,
Certified Public Accountant
23440 Hawthorne Blvd. Suite 270
Torrance. California 90505
April 10, 2002

e-Channels Corporation
(A Development Stage Company)
CONCOLIDATED BALANCE SHEETS

	December 31, 2000	December 31, 2001
Assets

Current Assets
Cash and cash equivalents	$175	$-
Loan receivable - related party	295	295
Prepaid expenses	-	1,481

Total Assets	$ 470	$ 1,776

Liabilities and Stockholders' Equity

Current Liabilities
Loans payable - related party	$-	$13,715
Officers' compensation payable	60,000	300,000

Total Current Liabilities	60,000	313,715

Minority Interest in Consolidated Subsidiary	-	-

Stockholders' Equity (Deficit)
Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued and
outstanding 5,713,333 shares as of
December 31, 2000, and 5,750,700
shares as of December 31, 2001	5,712	5,750
Additional Paid-in Capital	158,687	270,750
Deficit Accumulated During Development Stage	(223,930)	(468,439)

Total Stockholders' Equity (Deficit)	(59,530)	(311,939)

Total Liabilities and Stockholders' Equity	$ 470	$ 1,776

The accompanying notes are an integral part of the financial statements.

e-Channels Corporation
(A Development Stage Company)
CONCOLIDATED STATEMENTS OF OPERATIONS

From Inception
(March 23, 1998)
	For the Year Ended		Through
	December 31, 2000	December 31, 2001	December 31, 2001

Income	$-	$-	$-

Operating expenses	(68,534)	(364,509)	(588,439)

Minority interest in consolidated loss	-	-	-

Net Loss	$ (68,534)	$ (364,509)	$ (588,439)

Basic Loss Per Share:
Loss from operation	$ (0.01)	$ (0.06)

Weighted Average Common
Shares Outstanding	5,546,667	5,741,461

The accompanying notes are an integral part of the financial statements.

e-Channels Corporation
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 23, 1998) THROUGH DECEMBER 31, 2001

				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Shares issued for services - March 1998	333,333	$333	$7,667	$-
Shares issued for cash - April 1998	3,333,333	3,333	96,667	-
Shares issued for cash - July 1998	100,000	100	2,900	-
Shares issued for cash - October 1998	666,667	667	19,333	-
Shares issued for cash - November 1998	166,667	167	4,833	-
Shares issued for cash - December 1998	80,000	80	2,320	-
Net loss from the Company's inception
(January 14, 1998) through December 31, 1998	-	-	-	(141,014)

Balance - December 31, 1998	4,680,000	$4,680	$133,720	$(141,014)

Shares issued for cash - April 1999	666,667	667	19,333	-
Shares issued in exchange for
cancellation of indebtedness - May 1999	200,000	200	5,800	-
Net loss for the year ended December 31, 1999	-	-	-	(14,382)

Balance - December 31, 1999	5,546,667	$5,547	$158,853	$(155,396)

Shares issued in exchange for 51%
interest in Black Lake, Inc.	166,667	166	(166)	-
Net loss for the year ended December 31, 2000	-	-	-	(68,534)

Balance - December 31, 2000	5,713,333	$5,713	$158,687	$(223,930)

Shares issued for services	37,367	37	112,063	-
Net loss for the year ended December 31, 2001	-	-	-	(364,509)

Balance - December 31, 2001	5,750,700	$ 5,750	$ 270,750	$ (588,439)

The accompanying notes are an integral part of the financial statements.

e-Channels Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(March 23, 1998)
	For the Year Ended		Through
	December 31, 2000	December 31, 2001	December 31, 2001

Cash Flows from Operating Activities
Net loss	$(68,534)	$(364,509)	$(588,439)
Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting services	-	112,100	125,100
Officers' compensation	60,000	240,000	300,000
Offering costs charged to operations	1,500	-	-
(Increase) in prepaid expenses	-	(1,481)	(1,481)
(Increase) Decrease in accounts payable	(64)	-	-
(Increase) Decrease) in loans payable	-	13,715	13,715

Net cash used in operating activities	(7,098)	(175)	(151,105)

Cash Flows from Financing Activities
Gross proceeds from private offerings	-	-	150,400
Deferred offering costs	-	-	-
Loans from related parties	-	-	11,000
Repayments to related parties	(5,000)	-	(10,000)
Loans to related parties	(295)	-	(32,295)
Repayments from related parties	-	-	32,000

Net cash provided by financing activities	(5,295)	-	151,105

Net Increase (Decrease) in Cash
and Cash Equivalents	$(12,393)	(175)	-

Beginning Balance - Cash and Cash Equivalents	12,568	175	-

Ending Balance - Cash and Cash Equivalents	$ 175	$ -	$ -

The accompanying notes are an integral part of the financial statements.

e-Channels Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Information:

Cash Paid For:
From Inception
(March 23, 1998)
	For the Year Ended		Through
	December 31, 2000	December 31, 2001	December 31, 2001

Interest Expense	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non-cash Investing and Financing Activities:

In November 2000, the Company issued 500,000 shares of common stock in exchange for a 51% interest in Black Lake, Inc..

The accompanying notes are an integral part of the financial statements.

e-Channels Corporation
Notes to Financial Statements

Note 1 - Organization

e-Channels Corporation (the "Company") was originally incorporated in Nevada on March 23, 1998 under the name of Make it Happen Management. . On May 23, 2000, the Company changed its name to e-Channels Corporation. The Company currently has no operations and is actively seeking an on-going business to acquire.

The Company is in the development stage, as defined in FASB Statement 7. The Company has not paid any dividends and dividends that may be paid in the future will depend on the financial requirements of the Company and other relevant factors. In June 2000, the Company authorized a 5 to 1 stock split. In addition, in June 2000, a founder of the Company returned 7,800,000 (pre-split) shares of the Company’s common stock to its treasury, which was subsequently cancelled. The accompanying financial statements have been restated as if the 7,800,000 shares were never issued.

On November 11, 2000, the Company acquired a 51% interest in Black Lake, Inc., a Nevada Corporation incorporated on October 11, 2000. Black Lake is in the development stage and has not commenced operations. Black Lake has planned principle operations pertaining to artist representation and management. Through 2001, Black Lake has had virtually no activity.

In December 2001, the Company authorized a 3 to 1 revere stock split. For financial statement reporting purposes, all stock transactions have been restated to reflect the reverse stock split as if it occurred at the inception of the Company.

Also in December 2001, the Company’s board of directors authorized that the Company change its name to ETI (Expertise Technology Innovation) Corporation. The board of directors also authorized an increase to the Company’s authorized capital to 100,000,000 shares. The amendment to the articles has been prepared and filed with the Secretary of State in early 2002.

Note 2 - Summary of Significant Accounting Policies

a. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Black Lake, Inc. Intercompany transactions and balances have been eliminated in consolidation.

b. Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” that established standards for the computation, presentation and disclosure of earnings per share (“EPS”), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period.

c. Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ.

d. Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readably determinable. The majority of the non-cash consideration received pertains to consulting services rendered by consultants and others.

e. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

e-Channels Corporation
Notes to Financial Statements

f. Fair Value of Financial Instruments

As of December 31, 2000, the Company had financial instruments consisting of cash equivalents and a loan receivable . The carrying value of the Company’s financial instruments, based on current market and other indicators, approximate their cost bases.

As of December 31, 1999, the Company had financial instruments consisting of cash equivalents which consisted of cash in a checking account located at one financial institution .The carrying value of the Company’s financial instruments, based on current market and other indicators, approximate their cost bases.

g. Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. In accordance with FASB Statement No. 109, the asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

h. New Accounting Pronouncements

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company adopted the provisions of SFAS No. 130 in 1998, but had no elements of comprehensive income for the periods presented.

SFAS No., 131, “Disclosures About Segments of an Enterprise and Related Information”, establishes a new model for segment reporting, called the “management approach” and requires certain disclosures for each segment. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company adopted the provisions of SFAS No. 131 in 1998, but currently operates in one industry segment.

Note 3 - Issuance of Common Stock

Through private placement offerings, the Company received $150,400 through the issuance of 15,040,000 (post-split) shares of its common stock. The Company issued 40,000,000 shares to its founders which have been valued at par (See Note 5 - Related Party Transaction) of which 39,000,000 shares have been returned to the Company and were subsequently cancelled. The Company also issued 600,000 shares in consideration for the cancellation of indebtedness of $6,000. The holders of the Company’s common stock are entitled to one vote per share held.

On October 1, 2000, the Company issued 500,000 shares of its common stock in exchange for a 51% interest in Black Lake, Inc. The Company valued its interest in Black Lake at $500, the par value of the shares issued. Black Lake is in the development stage with no current operations.

Note 5 - Related Party Transactions

a.

The Company issued 7,800,000 shares of its common stock to its President, Majestik Magnificent in consideration for providing marketing services to the Company. The shares issued have been valued at par. These shares were returned to the Company in June 2000, and were subsequently cancelled.

>From its inception (March 23, 1998) through December 31, 2000, Mr. Magnificent has received $56,500 in compensation and $19,000 for marketing and other related services.

b.

Mrs. Mary Writer, Secretary and Treasurer of the Corporation, received 500,000 shares of common stock in consideration for providing consulting services. The shares issued have been valued at $4,000.

c.

Mr. David Spoon, a Board Member, received 500,000 shares of common stock in consideration for providing consulting services. The shares issued have been valued $4,000.

d.

As of December 31, 2001, the Company was owed $295 by a related party. The loan was non-interest bearing and due on demand.

e.

As of December 31, 2001, the Company owes a family member of its President $13,715 for Company expenses paid directly by him.

e-Channels Corporation
Notes to Financial Statements

Note 6 - Income Taxes

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

As of December 31, 2001, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of approximately $468,000 that expires in various years throughout 2021.

An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

Note 7 - Transactions with Management

In October 2000, the Company issued options to the two founders of Black Lake, Inc. for each to acquire 25,000 shares of the Company’s common stock each year for the next five years. The options vest at the end of each fiscal year at an exercise price of $1.00 per share contingent upon Black Lake earning a net profit of $50,000 per year. As Black Lake’s net profit was less then $50,000 in each of the two years ended December 31, 2001; the options did not vest.

Compensation to the two founders of Black Lake amount to $10,000 a month each commencing in October 2000, through September 2005. In addition to the base compensation, the founders also receive 10% of the gross profit derived from revenues generated by Black Lake, except for any proceeds received through the sale of Black Lake or the sale of Company stock. As of December 31, 2001, the total amount due these two officers was $300,000.

Note 8 - Management's Plans Regarding Future Operations

The Company has continued losses for the past several years. In 2001, the majority of the Company's $364,509 loss relate to the $240,000 accrual of compensation due the management of Black Lake, Inc. Black Lake has no significant operations and the Company's management plans to settle with Black Lake and cancel its obligation to Black Lake's management. In addition, the Company is currently seeking an ongoing business to acquire.

ETI Corporation

Annual Report

Index to Exhibits

Charter and By-laws

No changes have been made, therefore the company incorporates by reference the exhibit 3(a) Articles of Incorporation and the exhibit 3(b) By-laws, filed with the Company’s Form 10-SB on February 4, 2000.

Description of Exhibits

Charter and Articles of Incorporation (filed as Exhibit 3(a))
Corporate Charter of Make It Happen Management filed in the State of Nevada on March 23, 1998.

By-laws (filed as Exhibit 3(b))
By-laws of Make It Happen Management

Signatures

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETI Corporation
(Registrant)

Date April 22, 2000	___________/S/ Paul Lanham_____________________
(Paul Lanham, President/Chairman of the Board)