Form 10QSB
period 2002-03-31
E CHANNELS CORP
filed 2002-05-20
CIK 1072935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

001-15665
(Commission file number)

ETI Corporation
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

88-0389393
(IRS Employer
Identification No.)

9 Forest Road
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

The number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2002 - 5,750,700 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

	ETI Corporation

	Index
		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Accountants Review Letter	3

	Balance Sheet as of March 31, 2002	4

	Statement of Operations	5

	Statement of Cash Flows	6

	Supplemental Schedules to Statement of Cash Flows	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		10

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Accountant's Review Letter

JONATHON P. REUBEN CPA
AN ACCOUNTANCY CORPORATION
23440 HAWTHORNE BLVD., SUITE 270
TORRANCE, CA 90505

To the Board of Directors,
ETI Corporation

We have reviewed the accompanying balance sheet of ETI Corporation, (a development stage company) as of March 31, 2002, and the related statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001, and from the Company’s inception (March 23, 1998) through March 31, 2002. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

ss/ Jonathon P. Reuben CPA

Jonathon P. Reuben,
Certified Public Accountant
May 20, 2002

ETI Corporation
(A Development Stage Company)
BALANCE SHEETS

March 31, 2002
(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$-
Loan receivable - affiliate	295

Total Assets	$ 295

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Loans payable - related party	$13,715
Officer's compensation payable	360,000

Total Current Liabilities	$ 373,715

Minority Interest in Consolidated Subsidiary	-

Stockholders' Equity (Deficit)

Common Stock, par value $.001 per share,
authorized 100,000,000; issued and outstanding
5,750,700 shares as of March 31, 2002	5,750
Additional paid-in capital	250,750
Deficit accumulated during the development stage	(649,920)

Total Stockholders' Equity (Deficit)	(373,420)

Total Liabilities and Stockholders' Equity	$ 295

The accompanying notes are an integral part of the financial statements.

ETI Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS

From Inception
(March 23, 1998)
	For the Three Months Ended		Through
	March 31, 2001	March 31, 2002	March 31, 2002

Income	$-	$-	$-

Operating expenses	(175)	(61,481)	(649,920)

Net Loss	$ (175)	$ (61,481)	$ (649,920)

Basic loss per share:
Loss from operation	$ n/a	$ (0.01)

Basic weighted average shares outstanding	5,713,333	5,750,700

The accompanying notes are an integral part of the financial statements

ETI Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(March 23, 1998)
	For the Three Months Ended		Through
	March 31, 2001	March 31, 2002	March 31, 2002

Cash Flows from Operating Activities

Net loss	$(175)	$ (61,481)	$(649,920)
Adjustments to reconcile net loss to
net cash used in operating activities:
Consulting services	-	-	125,100
Officer's compensation	-	60,000	360,000
Increase (decrease) in prepaid expenses	-	1,481	-

Net cash used in operating activities	(175)	-	(164,820)

Cash Flows from Finance Activities

Gross proceeds from private offerings	-	-	150,400
Loans from related party	-	-	24,715
Repayments to related party	-	-	(10,000)
Loans to related party	-	-	(32,295)
Repayments from related party	-	-	32,000

Net cash provided by financing activities	-	-	164,820

Net increase (decrease) in
cash and cash equivalents	$(175)	$-	$164,820

Cash and cash equivalents -
beginning of period	175	-	-

Cash and cash equivalents -
end of period	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements

ETI Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

From Inception
(March 23, 1998)
	For the Three Months Ended		Through
	March 31, 2001	March 31, 2002	March 31, 2002

Cash Paid During Year For:

Income Taxes	$ -	$ -	$ -

Interest	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

ETI Corporation
NOTES TO FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2002, and for the period from the Company's inception (January 14, 1998) through March 31, 2002. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

ETI Corporation

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2001

The net loss of $175 was solely comprised of operating costs.

Results of Operations for the Three-Months Ended March 31, 2002

The net loss of $61,481 was solely comprised of operating costs.

Liquidity and Capital Resources

For the Three-Months ended March 31, 2001.

During the three-month period ended March 31, 2001, the Company’s cash position remained at zero.

For the Three-Months ended March 31, 2002.

During the three-month period ended March 31, 2002 the Company’s cash position decreased by $175, all used in the Company’s operations.

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

ETI Corporation

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Change in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

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

ETI Corporation

By: /s/ Paul Lanham
Paul Lanham, President

Date: May 20, 2002