Form 10QSB
period 2002-06-30
E CHANNELS CORP
filed 2002-08-14
CIK 1072935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2002 - 5,750,700 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

ETI Corporation

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Accountants Review Letter	3

	Balance Sheet as of June 30, 2002	4

	Statement of Operations	5
	For the three month periods ended June 30, 2001and 2002, and
	for the six month periods ending June 30, 2001 and 2002, and
	from inception (March 23, 1998) through June 30, 2002

	Statement of Cash Flows	6
	For the six month periods ending June 30, 2001 and 2002, and
	from inception (March 23, 1998) through June 30, 2002

	Supplemental Schedules to Statement of Cash Flows	7
	For the six month periods ending June 30, 2001 and 2002, and
	from inception (March 23, 1998) through June 30, 2002

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Accountant's Review Letter

JONATHON P. REUBEN CPA
AN ACCOUNTANCY CORPORATION
23440 HAWTHORNE BLVD., SUITE 270
TORRANCE, CA 90505

To the Board of Directors,
ETI Corporation

We have reviewed the accompanying balance sheet of ETI Corporation (a development stage company) as of June 30, 2002, and the related statements of operations for the three-month and six-month periods ended June 30, 2001 and 2002 and from the Company’s inception (March 23, 1998) through June 30, 2002, and cash flows for the six-month periods ended June 30, 2002 and from the Company’s inception (March 23, 1998) through June 30, 2002. These financial statements are the responsibility of the Company’s management.

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

ss/ Jonathon P. Reuben CPA

Jonathon P. Reuben,
Certified Public Accountant
August 13, 2002

ETI Corporation
(Formerly e-Channels Corporation)
(A Development Stage Company)
Consolidated Balance Sheets

June 30, 2002
(Unaudited)
Assets

Current Assets
Loan receivable - affiliate	$ 295

Total Assets	$ 295

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Loans payable - affiliate	$13,715
Officer's compensation payable	420,000

Total Current Liabilities	$ 433,715

Minority Interest in Consolidated Subsidiary	-

Stockholders' Equity (Deficit)

Common Stock, par value $.001 per share,
authorized 100,000,000; issued and outstanding
5,750,700 shares as of June 30, 2002	5,750
Additional paid-in capital	250,750
Deficit accumulated during the development stage	(709,920)

Total Stockholders' Equity (Deficit)	(433,420)

Total Liabilities and Stockholders' Equity	$ 295

The accompanying notes are an integral part of the financial statements.

ETI Corporation
(Formerly e-Channels Corporation)
(A Development Stage Company)
Statements of Operations

From Inception
(March 23, 1998)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2002

Income	$ -	$ -	$ -	$ -	$-

Operating expenses	(103,227)	(60,000)	(103,402)	(121,481)	(709,920)

Net loss	$ (103,227)	$ (60,000)	$ (103,402)	$ (121,481)	$ (709,920)

Basic loss per share:
Loss from operation	$ n/a	$ (0.01)	$ n/a	$ (0.02)

Basic weighted average shares outstanding	5,546,667	5,750,700	5,546,667	5,750,700

The accompanying notes are an integral part of the financial statements

ETI Corporation
(Formerly e-Channels Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			(March 23, 1998)
	For the Six Months Ended		Through
	June 30, 2001	June 30, 2002	June 30, 2002

Cash Flows from Operating Activities

Net loss	$(103,402)	$ (121,481)	$(709,920)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	102,420	-	125,100
Amortization expense	807	-	-
(Increase) in prepaid expenses	-	1,481	-
Increase in loans payable	-	-	13,715
Accrued officer's compensation	-	120,000	420,000

Net cash used in operating activities	(175)	-	(151,105)

Cash Flows from Finance Activities

Gross proceeds from private offerings	-	-	150,400
Loans from affiliates	-	-	11,000
Repayments to affiliates	-	-	(10,000)
Loans to affiliates	-	-	(32,295)
Repayments from affiliate	-	-	32,000

Net cash provided by financing activities	-	-	151,105

Net increase (decrease) in
cash and cash equivalents	$(175)	$-	$-

Cash and cash equivalents -
beginning of period	175	-	-

Cash and cash equivalents -
end of period	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements

ETI Corporation
(Formerly e-Channels Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

From Inception
(March 23, 1998)
	For the Three Months Ended		Through
	June 30, 2001	June 30, 2002	June 30, 2002

Cash Paid During Year For:

Income Taxes	$ -	$ -	$ -

Interest	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

ETI Corporation
(Formerly e-Channels Corporation)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations and cash flows for the three-month periods ended June 30, 2002 and 2001, and for the period from the Company's inception (January 14, 1998) through June 30, 2002. The operating results of the Company on a semi-annual basis may not be indicative of operating results for the full year.

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

Financial Summary

Results of Operations for the Six-Months Ended June 30, 2002

Loss from operations for six months of 2002 included accrued officer's compensation of $120,000 and accounting expense of $1,481.

Results of Operations for the Three-Months Ended June 30, 2002

For the three months ended June 30, 2002 net loss included accrued officer's compensation of $60,000.

Liquidity and Capital Resources

For the Six-Months ended June 30, 2002.

During the six-month period ended June 30, 2002, the Company’s cash position remained at zero.

For the Six-Months ended June 30, 2001.

During the six-month period ended June 30, 2001, the Company’s cash position decreased by $175, all used in the Company’s operations.

Management Plan of Operations

ETI Corporation, a development stage company, has had limited business operations since its inception and has incurred operating losses to date. ETI Corporation’s management has realized a need to raise funds in order to meaningfully proceed with business plan implementation. In fiscal year 2002, ETI’s management has been primarily focusing on exploring opportunities that would enhance shareholder value, and has been aggressively evaluating and pursuing an opportunity for a business combination or acquisition.

ETI Corporation has presently suspended operations in multimedia sports and entertainment publishing and marketing. Management anticipates near-term focus to remain on pursuing a business combination opportunity. Additional funding is expected to be required to proceed with any revised business plan or plan of operations, and may be achieved through private placement or other financial arrangements. Cash requirements have been met by a shareholder, although no commitment to continue such support exists. Any extended operations of the company may require the need to raise additional funds within the next six months.

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

ETI Corporation includes herewith the following exhibit:

99.1	Certification of President and Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

No filings were made during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETI Corporation

By: /s/ Paul Lanham
Paul Lanham, President

Date: August 14, 2002