Form 10QSB
period 2002-09-30
E CHANNELS CORP
filed 2002-12-18
CIK 1072935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2002 - 5,750,700 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

ETI Corporation

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Accountants Review Letter	3

	Balance Sheet as of September 30, 2002	4

	Statement of Operations	5
	For the three month periods ended September 30, 2001and 2002, and
	for the nine month periods ending September 30, 2001 and 2002, and
	from inception (March 23, 1998) through September 30, 2002

	Statement of Cash Flows	6
	For the nine month periods ending September 30, 2001 and 2002, and
	from inception (March 23, 1998) through September 30, 2002

	Supplemental Schedules to Statement of Cash Flows	7
	For the nine month periods ending September 30, 2001 and 2002, and
	from inception (March 23, 1998) through September 30, 2002

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Accountant's Review Letter

JONATHON P. REUBEN CPA
AN ACCOUNTANCY CORPORATION
23440 HAWTHORNE BLVD., SUITE 270
TORRANCE, CA 90505

To the Board of Directors,
ETI Corporation

We have reviewed the accompanying balance sheet of ETI Corporation (a development stage company) as of September 30, 2002, and the related statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2002 and from the Company’s inception (March 23, 1998) through September 30, 2002, and cash flows for the nine-month periods ended September 30, 2002 and from the Company’s inception (March 23, 1998) through September 30, 2002. These financial statements are the responsibility of the Company’s management.

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

ss/ Jonathon P. Reuben CPA

Jonathon P. Reuben,
Certified Public Accountant
December 13, 2002

ETI Corporation
(Formerly e-Channels Corporation)
(A Development Stage Company)
Consolidated Balance Sheets

September 30, 2002
(Unaudited)
Assets

Current Assets
Loan receivable - affiliate	$ 295

Total Assets	$ 295

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Loans payable - affiliate	$ 373,715

Total Current Liabilities	$ 373,715

Stockholders' Equity (Deficit)

Common Stock, par value $.001 per share,
authorized 100,000,000; issued and outstanding
5,750,700 shares as of September 30, 2002	5,750
Additional paid-in capital	250,750
Deficit accumulated during the development stage	(649,920)

Total Stockholders' Equity (Deficit)	(373,420)

Total Liabilities and Stockholders' Equity (Deficit)	$ 295

The accompanying notes are an integral part of the financial statements.

ETI Corporation
(Formerly e-Channels Corporation)
(A Development Stage Company)
Statements of Operations

					From Inception
					(March 23, 1998)
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2001	2002	2001	2002	2002

Income	$ -	$ -	$ -	$ -	$ -

Operating expenses	(807)	-	(104,209)	(61,481)	(649,920)

Net loss	$ (807)	$ -	$ (104,209)	$ (61,481)	$ (649,920)

Basic loss per share:
Net Loss	$ -	-	(0.02)	(0.01)

Basic weighted average shares outstanding	5,750,700	5,750,700	5,738,336	5,750,700

The accompanying notes are an integral part of the financial statements

ETI Corporation
(Formerly e-Channels Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			(March 23, 1998)
	For the Nine Months Ended		Through
	September 30,	September 30,	September 30,
	2001	2002	2002

Cash Flows from Operating Activities

Net loss	$(104,209)	$(61,481)	$(649,920)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	102,420	-	125,100
Amortization expense	1,614	-	-
(Increase) in prepaid expenses	-	1,481	-
Increase in loans payable	-	-	13,715
Accrued officer's compensation	-	60,000	360,000

Net cash used in operating activities	(175)	-	(151,105)

Cash Flows from Finance Activities

Gross proceeds from private offerings	-	-	150,400
Loans from affiliates	-	-	11,000
Repayments to affiliates	-	-	(10,000)
Loans to affiliates	-	-	(32,295)
Repayments from affiliate	-	-	32,000

Net cash provided by financing activities	-	-	151,105

Net increase (decrease) in
cash and cash equivalents	$(175)	$-	$-

Cash and cash equivalents -
beginning of period	175	-	-

Cash and cash equivalents -
end of period	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements

ETI Corporation
(Formerly e-Channels Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

From Inception
(March 23, 1998)
	For the Three Months Ended		Through
	September 30, 2001	September 30, 2002	September 30, 2002

Cash Paid During Year For:

Income Taxes	$ -	$ -	$ -

Interest	$ -	$ -	$ -

Non-cash investing and financing activity

During the nine-months ended September 30, 2002, the former officers of the Company assigned the $360,000 obligation due for past services to a shareholder.

The accompanying notes are an integral part of the financial statements.

ETI Corporation
(Formerly e-Channels Corporation)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1.

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001, and for the period from the Company's inception (January 14, 1998) through September 30, 2002. The operating results of the Company on a semi-annual basis may not be indicative of operating results for the full year.

Note 2.

During the third quarter ended September 30, 2002, the Company and its former officers agreed to cancel an agreement that was entered into in October 2000. Under the terms compensation had been accruing and was owed to former officers. This obligation was terminated as of April 1, 2002; Accrued compensation which amounted to $360,000 had been assigned to a shareholder.

ETI Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Nine-Months ended September 30, 2002

Operating expenses for the nine months ended September 30, 2002 totaled $61,481.

During this period, the Company and its former officers agreed to cancel an agreement that was entered into in October 2000. Under the terms compensation had been accruing and was owed to former officers. Accrued compensation which amounted to $360,000 had been assigned to a shareholder. A release has been obtained for all other claims arising under that agreement.

Results of Operations for the Nine-Months Ended September 30, 2001

Operating expenses for the nine months ended September 30, 2001 totaled $104,209.

Liquidity and Capital Resources

For the Nine-Months ended September 30, 2002.

During the nine-month period ended September 30, 2002, the Company’s cash position remained at zero.

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

ETI Corporation has presently suspended operations in multimedia sports and entertainment publishing and marketing. Management anticipates near-term focus to remain on pursuing a business combination opportunity. Additional funding is expected to be required to proceed with any revised business plan or plan of operations, and may be achieved through private placement or other financial arrangements. Cash requirements have been met by a shareholder, although no commitment to continue such support exists. Any extended operations of the company may require the need to raise additional funds. This shareholder currently holds an assigned debt of $360,000.

ETI Corporation currently has suspended operations until the company's business direction and or objectives are revisited.

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

Date: December 16, 2002