Form 10KSB
period 2002-12-31
E CHANNELS CORP
filed 2003-04-17
CIK 1072935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-15665
ETI Corporation
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

[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for the most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is $5,719 as of December 31, 2002.

The number of shares outstanding of e-Channels Corporation common stock is 5,750,700 as of December 31, 2002.

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

ETI Corporation

Annual Report

Description of Business

ETI Corporation was incorporated in Nevada on March 23, 1998, as Make It Happen Management. In May of 2000 the company changed its name to e-Channels Corporation. In December of 2001 e-Channels Corporation entered into a letter of intent to acquire a Canadian company, ETI, Expertise Technology Innovation Corporation. In anticipation of the business combination, e-Channels Corporation held a shareholders meeting whereby certain actions were taken; including, changing the company name to ETI Corporation, and increasing the authorized shares of common stock in the corporation to 100,000,000.

ETI Corporation, a development stage company, has had limited business operations since its inception and has incurred operating losses to date. ETI Corporation’s management has realized a need to raise funds in order to meaningfully proceed with business plan implementation. In fiscal year 2002, management has been primarily focusing on exploring opportunities that would enhance shareholder value, and has been aggressively evaluating and pursuing an opportunity for a business combination or acquisition.

ETI Corporation has presently suspended operations. Marketing plans and pricing structures are suspended and will be revised when the company's business direction and or objectives are revisited. Cash requirements are currently being met by a shareholder, although no commitment to continue such support exists. Any further operations of the company may require the need to raise additional funds.

The board of directors of ETI has agreed, by nonbinding letter of intent, to acquire UC Hub in a two step transaction where ETI will complete a one (1) for four (4) reverse share split reducing its outstanding shares to approximately 1,437,692 shares. UC Hub g as of such date and by the officers and directors of the company as a group.

Except as otherwise indicated, all shares are owned directly.

	Name and Address		Percentage of
Title of Class	of Beneficial Owner	Number of Shares	Class
Common Stock	Paul Lanham	41,668	0.7
	1 Starcher Place
	Ripley, WV 25271
Common Stock	Serge Trudeau	483,334	8.4
	290 Elgar apt. 211
	Montreal, QC

Total Shares of 5% or more Beneficial Ownership		483,334	8.4
Total Shares of Officers and Directors as a Group		41,668	0.7
Total Shares Issued and Outstanding		5,750,700

Interest of Management and Others in Certain Transactions

On October 1, 2000, the Company issued 500,000 shares of its common stock in exchange for a 51% interest in Black Lake, Inc. The Company valued its interest in Black Lake at $500, the par value of the shares issued. Black Lake is in the development stage and has had no significant operations through fiscal year 2002.

Also in October 2000, the Company issued options to the two founders of Black Lake, Inc. for each to acquire 25,000 shares of the Company’s common stock each year for the next five years. The options vest at the end of each fiscal year at an exercise price of $1.00 per share contingent upon Black Lake earning a net profit of $50,000 per year. As Black Lake’s net profit was less then $50,000 in each of the two years ended December 31, 2001; the options did not vest and effective April 1, 2002 these options were cancelled.

Compensation to the two founders of Black Lake amount to $10,000 a month each commencing in October 2000, through September 2005. In addition to the base compensation, the founders also receive 10% of the gross profit derived from revenues generated by Black Lake, except for any proceeds received through the sale of Black Lake or the sale of Company stock. As of December 31, 2001 and March 31, 2002, the total amount due these two officers was $300,000 and $360,000, respectively.

ETI Corporation

Annual Report

Market Price of Dividends on Common Equity and Other Shareholder Matters

There is currently a limited public market for the company's stock, as it is listed on the OTC Bulletin Board under the symbol “ETIE”. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

Period Ending	High	Low
April 8, 2003	$0.01	$0.01
December 20, 2002	$0.00	$0.00
September 24, 2002	$0.03	$0.02
June 11, 2002	$0.03	$0.03
March 18, 2002	$0.20	$0.20
December 20, 2001	$0.75	$0.25
September 20, 2001	$0.21*	$0.18*
June 29, 2001	$0.36*	$0.27*
* Adjusted to reflect a three for one stock split effective December 19, 2001

The company has never paid dividends. At present, the company does not anticipate paying any dividends on its common stock in the foreseeable future and intends to devote any earnings to the development of the company's business.

Holders

ETIE had 5,750,700 shares of common stock issued and outstanding as of December 31, 2002, which were held by approximately 49 shareholders.

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

None in fiscal year 2002.

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

Reports on Form 8-K

None during fiscal year 2002.

ETI Corporation

Annual Report

Financial Statements

Contents
Page
Independent Auditor's Report	7
Financial Statements
Consolidated Balance Sheets	8
Consolidated Statements of Operations	9
Statement of Stockholder's (Deficit)	10
Consolidated Statements of Cash Flows	11
Notes to Financial Statements	13

Independent Auditors' Report

Board of Directors
ETI Corporation
(Formerly e-Channels Corporation)
Quebec, Canada

I have audited the accompanying consolidated balance sheets of ETI Corporation (A Development Stage Company) as of December 31, 2001, and 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the two years ended December 31, 2002, and for the period from the Company's inception (March 23, 1998) through December 31, 2002. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States. These standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ETI Corporation, as of December 31, 2001 and 2002, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the two years ended December 31, 2001, and for the period from the Company's inception (March 23, 1998) through December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $62,066 during the year ended December 31, 2002, and, as of that date, had a working capital deficiency of $374,005, and a net deficit of $374,005. These continued losses raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben C.P.A.
Jonathon P. Reuben,
Certified Public Accountant
23440 Hawthorne Blvd. Suite 270
Torrance, California 90505
April 12, 2003

	ETI Corporation
	(A Development Stage Company)

	CONSOLIDATED BALANCE SHEETS

	December 31, 2001	December 31, 2002
Assets

Current Assets
Cash and cash equivalents	$-	$-
Loan receivable - related party	295	295
Prepaid expenses	1,481	415

Total Assets	$ 1,776	$ 710

Liabilities and Stockholders' Equity

Current Liabilities
Loans payable - related party	$13,715	$374,715
Officers' compensation payable	300,000	-

Total Current Liabilities	313,715	374,715

Minority Interest in Consolidated Subsidiary	-	-

Stockholders' Equity (Deficit)
Common Stock, par value $.001 per share;
authorized 100,000,000 shares; issued and
outstanding 5,750,700 shares as of
December 31, 2002 and December 31, 2001	5,750	5,750
Additional Paid-in Capital	270,750	270,750
Deficit Accumulated During Development Stage	(588,439)	(650,505)

Total Stockholders' Equity (Deficit)	(311,939)	(374,005)

Total Liabilities and Stockholders' Equity	$ 1,776	$ 710

The accompanying notes are an integral part of these financial statements.

ETI Corporation
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

From Inception
(March 23, 1998)
	For the Year Ended		Through
	December 31, 2001	December 31, 2002	December 31, 2002

Income	$ -	$-	$-

Operating expenses	(364,509)	(62,066)	(650,505)

Minority interest in consolidated loss	-	-	-

Net Loss	$ (264,509)	$ (62,066)	$ (650,505)

Basic Loss Per Share:
Loss from operation	$ (0.06)	$ (0.01)

Weighted Average Common
Shares Outstanding	5,741,61	5,741,461

The accompanying notes are an integral part of these financial statements.

	ETI Corporation
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 23, 1998) THROUGH DECEMBER 31, 2002

				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Shares issued for services - March 1998	333,333	$333	$7,667	$-
Shares issued for cash - April 1998	3,333,333	3,333	96,667	-
Shares issued for cash - July 1998	100,000	100	2,900	-
Shares issued for cash - October 1998	666,667	667	19,333	-
Shares issued for cash - November 1998	166,667	167	4,833	-
Shares issued for cash - December 1998	80,000	80	2,320	-
Net loss from the Company's inception
(January 14, 1998) through December 31, 1998	-	-	-	(141,014)

Balance - December 31, 1998	4,680,000	$4,680	$133,720	$(141,014)

Shares issued for cash - April 1999	666,667	667	19,333	-
Shares issued in exchange for
cancellation of indebtedness - May 1999	200,000	200	5,800	-
Net loss for the year ended December 31, 1999	-	-	-	(14,382)

Balance - December 31, 1999	5,546,667	$5,547	$158,853	$(155,396)

Shares issued in exchange for 51%
interest in Black Lake, Inc.	166,667	166	(166)	-
Net loss for the year ended December 31, 2000	-	-	-	(68,534)

Balance - December 31, 2000	5,713,333	$5,713	$158,687	$(223,930)

Shares issued for services	37,367	37	112,063	-
Net loss for the year ended December 31, 2001	-	-	-	(364,509)

Balance - December 31, 2001	5,750,700	$5,750	$270,750	$(588,439)

Balance - December 31, 2002	5,750,700	$ 5,750	$ 270,750	$ (588,439)

The accompanying notes are an integral part of these financial statements.

	ETI Corporation
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(March 23, 1998)
	For the Year Ended		Through
	December 31, 2001	December 31, 2002	December 31, 2002

Cash Flows from Operating Activities
Net loss	$(364,509)	$(62,066)	$(650,505)
Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting services	112,100	-	125,100
Officers' compensation	240,000	60,000	360,000
Offering costs charged to operations	-	-	-
(Increase) in prepaid expenses	(1,481)	-	(1,481)
(Increase) Decrease in accounts payable	-	-	-
(Increase) Decrease) in loans payable	13,715	-	13,715

Net cash used in operating activities	(175)	(2,066)	(153,171)

Cash Flows from Financing Activities
Gross proceeds from private offerings	-	-	150,400
Deferred offering costs	-	-	-
Loans from related parties	-	2,066	13,066
Repayments to related parties	-	-	(10,000)
Loans to related parties	-	-	(32,295)
Repayments from related parties	-	-	32,000

Net cash provided by (used in)
financing activities	-	2,066	153,171

Net Increase (Decrease) in Cash
and Cash Equivalents	$(175)	-	-

Beginning Balance - Cash and Cash Equivalents	175	-	-

Ending Balance - Cash and Cash Equivalents	$ 0	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ETI Corporation
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Schedules To Statement Of Cash Flows

Cash Paid For:
From Inception
(March 23, 1998)
	For the Year Ended		Through
	December 31, 2001	December 31, 2002	December 31, 2002

Interest Expense	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non-cash Investing and Financing Activities:

During the third quarter ended September 30, 2002, the Company and its former officers agreed to cancel an agreement that was entered into in October 2000. Under the terms of the agreement, compensation had been accruing and was owed to former officers at the time the agreement was cancelled. This obligation was terminated as of April 1, 2002. Accrued compensation, which amounted to $360,000, had been assigned to a shareholder.

The accompanying notes are an integral part of these financial statements.

ETI Corporation

Annual Report

Notes to Financial Statements

Note 1 - Organization

e-Channels Corporation (the "Company") was originally incorporated in Nevada on March 23, 1998 under the name of Make it Happen Management. . On May 23, 2000, the Company changed its name to e-Channels Corporation. The Company again changed its name to ETI Corporation. The Company currently has no operations and is actively seeking an ongoing business to acquire.

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

In December 2001, the Company authorized a 3 to 1 reverse stock split. For financial statement reporting purposes, all stock transactions have been restated to reflect the reverse stock split as if it occurred at the inception of the Company.

Also in December 2001, the Company’s board of directors authorized that the Company change its name to ETI (Expertise Technology Innovation) Corporation. The board of directors also authorized an increase to the Company’s authorized capital to 100,000,000 shares. The amendment to the articles has been prepared and filed with the Secretary of State in early 2002.

Effective April 1, 2002, the Company cancelled its agreement with Black Lake and its shareholders and officers and returned all shares it held in Black Lake.

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

c. Use of Estimates

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

f. Fair Value of Financial Instruments

As of December 31, 2001 and 2002, the Company had financial instruments consisting of a loan receivable. The carrying value of the Company’s financial instruments, based on current market and other indicators, approximate their cost bases.

ETI Corporation

Annual Report

Notes to Financial Statements

g. Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. In accordance with FASB Statement No. 109, the asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

h. New Accounting Pronouncements

In June 2001, SFAS No. 141, "Business Combinations," was issued. This statement eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has adopted this standard and its adoption of this standard has no significant effect on the Company's financial statements.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued establishing accounting and reporting standards that address how goodwill and intangible assets should be accounted for within the financial statements. The statement requires companies to not amortize goodwill and intangible assets with infinite lives, but to test such assets for impairment on a regular basis. An intangible asset that has a finite life should be amortized over its useful life and evaluated for impairment on a regular basis. This statement is effective for fiscal years beginning after December 15, 2001. The Company has adopted the standard and its adoption has no significant effect on the Company's financial statements.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard and its adoption has no significant effect on the Company's financial statements.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 had no effect on the financial position and results of operations of the Company.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring"). The adoption of SFAS No. 146 had no effect on the financial position and results of operations of the Company. SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company adopted the provisions of SFAS No. 130 in 1998, but had no elements of comprehensive income for the periods presented.

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

ETI Corporation

Annual Report

Note 3 - Related Party Transactions

a.

The Company issued 7,800,000 shares of its common stock to its President, Majestik Magnificent in consideration for providing marketing services to the Company. The shares issued have been valued at par. These shares were returned to the Company in June 2000, and were subsequently cancelled.

>From its inception (March 23, 1998) through December 31, 2000, Mr. Magnificent has received $56,500 in compensation and $19,000 for benefits derived from these operating losses will materialize.

Note 5 - Transactions with Management

In October 2000, the Company issued options to the two founders of Black Lake, Inc.for each to acquire 25,000 shares of the Company’s common stock each year for the next five years. The options vest at the end of each fiscal year at an exercise price of $1.00 per share contingent upon Black Lake earning a net profit of $50,000 per year. As Black Lake’s net profit was less then $50,000 in each of the two years ended December 31, 2001; the options did not vest and effective April 1, 2002 were cancelled Compensation to the two founders of Black Lake amount to $10,000 a month each commencing in October 2000, through September 2005. In addition to the base compensation, the founders also receive 10% of the gross profit derived from revenues generated by Black Lake, except for any proceeds received through the sale of Black Lake or the sale of Company stock. As of December 31, 2001, and March 31, 2002, the total amount due these two officers was $300,000, and $360,000, respectively. Under the terms of the cancellation agreement with Black Lake, the $360,000 accrued compensation was assigned to a shareholder (see Note 4).

Note 6 - Management's Plans Regarding Future Operations

The Company has continued losses for the past several years. The majority of the Company's 2001 operating loss of $364,509 and 2002 operating loss of $62,066, relate to the accrual of compensation that was due the management of Black Lake, Inc. Black Lake had no significant operations and the Company's management settled with Black Lake and cancelled its obligation to Black Lake's management. Although this obligation is now owed to a shareholder of the Company, it no longer continues to accrue. Currently, the Company is seeking an ongoing business to acquire.

ETI Corporation

Annual Report

Index to Exhibits

Charter and By-laws

The company incorporates by reference the exhibit 3(a) Articles of Incorporation and the exhibit 3(b) By-laws, filed with the Company’s Form 10-SB on February 4, 2000.

ETI Corporation includes herewith Certificate of Amendment to Articles of Incorporation as filed with the Securities and Exchange Commission on the date hereof, April 16, 2003.

Certification

ETI Corporation includes herewith Certification of President and Principal Accounting Officer.

Description of Exhibits

Exhibit Number	Description
03	Certificate Amendment to Articles of Incorporation - Change in the
Name of the Corporation, as filed on the date hereof, April 16, 2003
99	Certification of President and Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETI Corporation
(Registrant)
___________/S/ Paul Lanham_____________________
(Paul Lanham, President/Chairman of the Board)

Date April 16, 2003