Form 10KSB/A
period 2002-12-31
E CHANNELS CORP
filed 2003-04-23
CIK 1072935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Amendment #1

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

The number of shares outstanding of ETI Corporation common stock is 5,750,700 as of December 31, 2002.

Documents Incorporated by Reference

ETI Corporation incorporates by reference to Part III of this Form 10-KSB, the registrant's

Registration Statement filed on Form 10-SB, and exhibits thereto, filed February 4, 2000 under the Securities Act of 1933

Transitional Small Business Disclosure Format (check one): [X] Yes [ ] No

ETI Corporation

Annual Report

Table of Contents

Part I
Description of Business	3
Description of Properties	3
Directors, Executive Officers, and Significant Employees	3
Remuneration of Directors and Officers	3
Security Ownership of Certain Beneficial Owners and Management	4
Interest of Management and Others in Certain Transactions	4
Part II
Market Price of Dividends on Common Equity and Other Shareholder Matters	5
Legal Proceedings	5
Changes In and Disagreements With Accountants on Disclosure	5
Submission of Matters to a Vote of Security Holders	5
Compliance with Section 16(a) of the Exchange Act	5
Reports on Form 8-K	5
Part F/S
Financial Statements	6
Part III
Index to Exhibits	16
Description of Exhibits	16

Controls and Procedures	17
Signatures	17
Certification	18

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

The board of directors of ETI has agreed, by nonbinding letter of intent, to acquire UC Hub in a two step transaction where ETI will complete a one (1) for four (4) reverse share split reducing its outstanding shares to approximately 1,437,692 shares. UC Hub shareholders will receive issue14, 000,000 shares of its common stock and 2,600,000 shares of Series A Preferred Stock. Additionally, holders of 1,400,000 warrants of UC Hub shall receive the same number of warrants of the Company with comparable exercise prices and other terms.

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

Remuneration of Directors and Officers

None of the officers or directors of ETI Corporation were paid any compensation in fiscal year 2002. Currently, ETI Corporation has no plans to pay any compensation to officers or directors in fiscal year 2003.

ETI Corporation

Annual Report

Security Ownership of Certain Beneficial Owners and Management

The following set forth; as of December 31, 2002; the beneficial ownership of ETI Corporation common stock by each person known to the company to beneficially own more than five percent (5%) of the company's common stock, including options, outstanding as of such date and by the officers and directors of the company as a group.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2002 were filed.

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

ETI Corporation

Annual Report

Notes to Financial Statements

Note 1 - Organization

e-Channels Corporation (the "Company") was originally incorporated in Nevada on March 23, 1998 under the name of Make it Happen Management. . On May 23, 2000, the Company changed its name to e-Channels Corporation. In December 2001, the Company again changed its name to ETI Corporation. The Company currently has no operations and is actively seeking an ongoing business to acquire.

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

d.

As of December 31, 2002, the Company was owed $295 by a related party. The loan was non-interest bearing and due on demand.

e.

As of December 31, 2002, the Company owes a family member of its President $14,715 for Company expenses paid directly by him. In addition, under the terms of the cancellation agreement with Black Lake and its officers, accrued compensation due the two officers of Black Lake were assigned to this individual.

Note 4 - Income Taxes

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

As of December 31, 2002, the Company has unused operating loss carryforwards, which may provide future tax benefits in the amount of approximately $468,000 that expires in various years throughout 2021.

An allowance has been provided for by the Company of $364,509 in 2001 and $62,066 in 2002, which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

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

ETI Corporation

Annual Report

Controls and Procedures

ETI Corporation management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

Signatures

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETI Corporation
(Registrant)

___________/S/ Paul Lanham_____________________
(Paul Lanham, President/Chairman of the Board)

Date April 23, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ETI Corporation
(Registrant)

___________/S/ Paul Lanham_____________________
(Paul Lanham, President/Chairman of the Board)

Date April 23, 2003

ETI Corporation

Annual Report

CERTIFICATION

I, Paul Lanham, certify that:

1.

I have reviewed this annual report on Form 10-KSB of ETI Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003

/s/ Paul Lanham.
- -----------------------------
Paul Lanham
Principal Executive Officer and Principal Accounting Officer