Form 10QSB
period 2003-03-31
E CHANNELS CORP
filed 2003-05-23
CIK 1072935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of shares outstanding of each of the issuer's classes of common equity: as of March 31, 2003 - 1,437,734 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

	ETI Corporation

	Index
		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of March 31, 2003	4

	Statement of Operations	5

	Statement of Cash Flows	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

Item 7.	Controls and Procedures	10

SIGNATURES		11

CERTIFICATION		12

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

Balance Sheet
for the three-month period ending
March 31, 2003

and

Statement of Operations
for the three-month period ending
March 31, 2003 and 2002 and
from inception (March 23, 1998)
through March 31, 2003

and

Statement of Cash Flows
for the three-month period ending
March 31, 2003 and 2002 and
from inception (March 23, 1998)
through March 31, 2003

and

Notes to Financial Statements

ETI Corporation
(A Development Stage Company)

BALANCE SHEET

March 31, 2003
(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$-
Loan receivable - affiliate	295
Prepaid expenses	842

Total Assets	$ 1,137

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Legal fees payable	$10,000
Loans payable - related party	376,215

Total Current Liabilities	$ 386,215

Stockholders' Equity (Deficit)

Common Stock, par value $.001 per share,
authorized 100,000,000; issued and outstanding
1,437,734 shares as of March 31, 2003	1,438
Additional paid-in capital	275,062
Deficit accumulated during the development stage	(661,578)

Total Stockholders' Equity (Deficit)	(385,078)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,137

The accompanying notes are an integral part of the financial statements.

ETI Corporation
(A Development Stage Company)

STATEMENTS OF OPERATIONS

From Inception
(March 23, 1998)
	For the Three Months Ended		Through
	March 31, 2003	March 31, 2002	March 31, 2003

Income	$-	$-	$-

Operating expenses	(11,073)	(61,481)	(661,578)

Net Loss	$ (11,073)	$ (61,481)	$ (661,578)

Basic loss per share:
Loss from operation	$ (0.01)	$ (0.04)

Basic weighted average shares outstanding	5,713,333	5,750,700

The accompanying notes are an integral part of the financial statements.

ETI Corporation
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From Inception
			(March 23, 1998)
	For the Three Months Ended		Through
	March 31, 2003	March 31, 2002	March 31, 2003

Cash Flows from Operating Activities
Net loss	$(11,073)	$ (61,481)	$(661,578)
Adjustments to reconcile net loss to
net cash used in operating activities:
Consulting services	-	-	125,100
Officer's compensation	-	60,000	360,000
(Increase) decrease in prepaid expenses	(427)	1,481	(1,908)
Decrease in loans payable	1,500	-	15,215
(Increase) in payables	10,000	-	10,000

Net cash used in operating activities	-	-	(153,171)

Cash Flows from Finance Activities
Gross proceeds from private offerings	-	-	150,400
Loans from related party	-	-	13,066
Repayments to related party	-	-	(10,000)
Loans to related party	-	-	(32,295)
Repayments from related party	-	-	32,000

Net cash provided by financing activities	-	-	153,171

Net increase (decrease) in
cash and cash equivalents	$-	$-	$-
Cash and cash equivalents -
beginning of period	-	-	-
Cash and cash equivalents -
end of period	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

From Inception
(March 23, 1998)
	For the Three Months Ended		Through
	March 31, 2003	March 31, 2002	March 31, 2003

Cash Paid During Year For:

Income Taxes	$ -	$ -	$ -

Interest	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

ETI Corporation
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of operations and cash flows for the three month ended March 31, 2003 and 2002, and for the period from the Company’s inception (March 23, 1998) through March 31, 2003. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Note 2. Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

As of March 31, 2003, the Company had financial instruments consisting of a loan receivable. The carrying value of the Company’s financial instruments, based on current market and other indicators, approximate their cost bases.

Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. In accordance FASB Statement No. 109, the asset and liability method requires the recognition of deferred tax assets liabilities for the expected future tax consequences of temporary differences between tax bases financial reporting bases of assets and liabilities.

Note 3. Reverse Stock-split

On April 18, 2003, the Company authorized a 4:1 reverse stock split. The current issued and outstanding shares after the reverse is 1,437,734. The accompanying financial statements have been restated to reflect the reverse stock split as if it occurred at the beginning of each period presented.

ETI Corporation
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4. Subsequent Events

On April 18, 2003, the Company entered into a non-binding Letter of Intent with United Communications Hub, Inc. (“UC Hub”) in a “reverse merger” transaction. Pursuant to the transaction, UC HUB shareholders will receive 14,000,000 shares of its common stock and 2,600,000 shares of Series A Preferred Stock. Additionally, holders of 1,400,000 warrants of UC Hub shall receive the same number of warrants of the company with comparable exercise prices and other terms. The closing is subject to execution of a definitive Agreement, UC Hub shareholder approval, and the satisfaction of other customary conditions.

UC Hub is in the business of distributing digital services to industry and to the general public through its underlying technologies.

On April 25, 2003, the Company authorized the issuance of 550,000 shares of its common stock in exchange for the cancellation of $350,000 of indebtedness owed by the Company. The shares issued are non-voting.

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

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2003

The net loss of $11,073 was solely comprised of operating costs.

Results of Operations for the Three-Months Ended March 31, 2002

The net loss of $61,481 was solely comprised of operating costs.

Liquidity and Capital Resources

For the Three-Months ended March 31, 2003.

During the three-month period ended March 31, 2003, the Company’s cash position remained at zero.

For the Three-Months ended March 31, 2002.

During the three-month period ended March 31, 2002 the Company’s cash position remained t zero.

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

The board of directors of ETI has agreed, by nonbinding letter of intent, to acquire UC Hub. Related to the transaction ETI completed a one (1) for four (4) reverse share split on April 30, 2003, reducing its outstanding shares to approximately 1,437,692 shares. Outlined in the letter of intent and subject to a definitive agreement, UC Hub shareholders will receive 14,000,000 shares of its common stock and 2,600,000 shares of a Series A Preferred Stock. Additionally, holders of 1,400,000 warrants of UC Hub shall receive the same number of warrants of the Company with comparable exercise prices and other terms. This anticipated transaction is subject to all customary due diligence review by both companies.

In the event this transaction is not consummated, ETI Corporation will continue its search for opportunities intended to enhance shareholder value.

ETI Corporation

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

On April 18, 2003, the Company authorized a 4:1 reverse stock split. The current issued and outstanding common shares after the reverse are 1,437,734.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

ETI Corporation incorporates by reference the Company's Annual Report on Form 10-KSB, as amended, and exhibits thereto, filed with the Securities and Exchange Commission (SEC) on April 23, 2003. Included therein, as Exhibit 3, Certificate of Amendment to Articles of Incorporation, Change in Name of Corporation, filed April 16, 2003.

ETI Corporation includes herewith the following exhibit:

99.1	Certification of President and Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On April 17, 2003 the company filed a current report on form 8-K, containing its press release disclosing the non-binding letter of intent to acquire United Communications Hub, Inc.

On April 29, 2003 the company filed a current report on form 8-K, containing its press release disclosing the reverse stock split and trading symbol change in connection with the intent to acquire United Communications Hub, Inc.

No other filings were made during the period covered by this report.

Item 7. Controls and Procedures

ETI Corporation management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

ETI Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETI Corporation
Registrant

By: \s\ Paul Lanham, President
Paul Lanham, President

Date: May 22, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ETI Corporation
Registrant

By: \s\ Paul Lanham, President
Paul Lanham, President and Principal Accounting Officer

Date: May 22, 2003

ETI Corporation

CERTIFICATION

I, Paul Lanham, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of ETI Corporation.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 22, 2003

/s/ Paul Lanham
- -----------------------------
Paul Lanham
President and Principal Accounting Officer