Form 10QSB
period 2003-06-30
E CHANNELS CORP
filed 2003-08-20
CIK 1072935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of each of the issuer's classes of common equity: as of June 30, 2003 - 1,437,734 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

ETI Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheet
for the six-month period ending
June 30, 2003

and

Statement of Operations
for the three-month period ending
June 30, 2003 and 2002 and
for the six-month period ending
June 30, 2003 and 2002 and
from inception (March 23, 1998)
through June 30, 2003

and

Statement of Cash Flows
for the six-month period ending
June 30, 2003 and 2002 and
from inception (March 23, 1998)
through June 30, 2003

and

Notes to Financial Statements

ETI Corporation

(A Development Stage Company)

BALANCE SHEET

June 30, 2003
(Unaudited)
Assets

Current Assets
Loan receivable - affiliate	$295
Prepaid expenses	473

Total Assets	$ 768

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Legal fees payable	$12,000
Loans payable - related party	26,715

Total Current Liabilities	$ 38,715

Stockholders' Equity (Deficit)

Common Stock, par value $.001 per share,
authorized 100,000,000; issued and outstanding
1,437,734 shares as of June 30, 2003	1,988
Additional paid-in capital	624,512
Deficit accumulated during the development stage	(664,447)

Total Stockholders' Equity (Deficit)	(37,947)

Total Liabilities and Stockholders' Equity (Deficit)	$ 768

The accompanying notes are an integral part of the financial statements.

ETI Corporation

(A Development Stage Company)

STATEMENTS OF OPERATIONS

From Inception
(March 23, 1998)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2003

Income	$ -	$ -	$-	$ -	$-

Operating expenses	60,000	(2,869)	(121,481)	(13,942)	(664,447)

Net Loss	$ (60,000)	$ (2,869)	$ (121,481)	$ (13,942)	$ (664,447)

Basic loss per share:
Loss from operation	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)

Basic weighted average shares outstanding	1,437,675	1,638,286	1,437,675	1,638,286

The accompanying notes are an integral part of the financial statements.

ETI Corporation

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From Inception
			(March 23, 1998)
	For the Six Months Ended		Through
	June 30, 2002	June 30, 2003	June 30, 2003

Cash Flows from Operating Activities
Net loss	$(121,481)	$ (13,942)	$(664,447)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-	125,100
Amortization expense	-	-	-
(Increase) decrease in prepaid expenses	1,481	(58)	527
Officer's compensation	-	-	360,000
(Increase) in payables	-	12,000	12,000

Net cash used in operating activities	(120,000)	(2,000)	(166,820)

Cash Flows from Finance Activities
Gross proceeds from private offerings	-	-	150,400
Loans from related party	-	2,000	26,715
Repayments to related party	-	-	(10,000)
Loans to related party	-	-	(32,295)
Repayments from related party	-	-	32,000

Net cash provided by financing activities	-	-	166,820

Net increase (decrease) in
cash and cash equivalents	$-	$-	$-
Cash and cash equivalents -
beginning of period	-	-	-
Cash and cash equivalents -
end of period	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULES TO STATEMENT OF CASH FLOWS

			From Inception
			(March 23, 1998)
	For the Six Months Ended		Through
	June 30, 2002	June 30, 2003	June 30, 2003

Cash Paid During Year For:

Income Taxes	$ -	$ -	$ -

Interest	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

ETI Corporation

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2003, and for the period from the Company’s inception (March 23, 1998) through June 30, 2003. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Fair Value of Financial Instruments

As of June 30, 2003, the Company had financial instruments consisting of a loan receivable. The carrying value of the Company’s financial instruments, based on current market and other indicators, approximate their cost bases.

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

ETI Corporation

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4. Subsequent Events

Acquisition of PowerChannels, Inc.

On June 24, 2003, the Company entered into a non-binding Letter of Intent with United Communications Hub, Inc. ("UC Hub") to acquire all of the assets and assume certain liabilities of PowerChannel, Inc. ("Power"), a wholly owned subsidiary of UC Hub, through the issuance of a number of shares of the Company's common stock to be determined at the date of close. In addition, once the acquisition is consummated, the Company has agreed to advance Power $75,000, contingent upon the Company obtaining the $75,000.

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

Financial Summary

Results of Operations

The net loss shown for each of the following periods was solely comprised of operating costs:

For the six months ended June 30, 2003:	$13,942
For the six months ended June 30, 2002:	$121,481
For the three months ended June 30, 2003:	$2,869
For the three months ended June 30, 2002:	$60,000

Liquidity and Capital Resources

For the six-month periods ending June 30, 2002 and 2003, the Company’s cash position remained at zero.

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

The board of directors of ETI has agreed to acquire United Communications Hub, Inc., Rancho Cucamonga, California ("UC Hub"), in a "reverse merger" transaction. Mr. Larry Wilcox is the president of UC Hub and the beneficial owner of a majority of its common stock.

Under the Merger Agreement, holders of UC Hub's common stock (the "UC Hub Common Stock") will receive five shares of ETI Series A Convertible Preferred Stock (the "ETI Preferred Stock") for each eight shares of UC Hub Common Stock. Holders of UC Hub Series H Preferred Stock (the "UC Hub Preferred Stock") will have the right to convert their shares into UC Hub Common Stock at approximately $.30 per share, and then to receive ETI Preferred Stock in the same manner as existing holders of UC Hub Common Stock. Holders of UC Hub Preferred Stock who elect not to convert their shares into UC Hub Common Stock will continue to hold their shares of UC Hub Preferred Stock following the merger. Following the closing of the merger, ETI intends to offer holders of the UC Hub Preferred Stock the right to exchange their shares for ETI Preferred Stock on the same terms as in the merger. In addition, holders of UC Hub warrants and options will receive the same number of warrants and options of ETI with the exercise prices and number of warrants and options adjusted pro rata.

ETI Corporation

     The ETI Preferred Stock will be identical to ETI common stock (the "ETI Common Stock"), except that each share of ETI Preferred Stock will be entitled to 20 votes per share on all matters requiring the vote of common stockholders or preferred stockholders. The ETI Preferred Stock will be convertible into ETI Common Stock on a share-for-share basis. There are currently 14,308,564 shares of UC Hub common stock and 2,561,864 shares of UC Hub Preferred Stock outstanding. The Merger Agreement contains a provision limiting the number of shares of ETI Common Stock obtainable upon conversion of the ETI Preferred Stock that can be sold following the merger to 1/12 per month for each UC Hub shareholder. Closing of the merger is subject to regulatory approval, including a determination of fairness and issuance of a Permit by the California Commissioner of Corporations, UC Hub shareholder approval, and the satisfaction of various other customary conditions.

Additionally, on June 27, 2003, UC Hub announced that it had entered into an LOI with WOW Technologies Inc., Las Vegas, ("WOW") to negotiate a strategic marketing agreement with respect to WOW's unique cash card technology.

The WOW cash card technology, functions similarly to an ATM card yet allows for money transfers online, card to card and many other individual, community and business data transactions. The technology will become an integral component of UC HUB's strategic growth plan targeting medium to small populations ("Digital Cities") with fiber network infrastructures in place. These Digital Cities will be offered -- through UC HUB's wholly owned telecommunications subsidiary AllCom USA Inc. --telecommunication services that are bundled with various applications (including, among others, health, education and entertainment applications) that are designed to integrate with a Digital Community Smart Card System.

In the event the transaction between ETI Corporation and UC Hub is not consummated, ETI Corporation will continue its search for opportunities intended to enhance shareholder value.

Item 3. Controls and Procedures

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

ETI Corporation

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETI Corporation
By: /s/ Paul Lanham, President
Paul Lanham, President
Principal Executive Officer

Date: August 18, 2003

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

Date: August 18, 2003

/s/ Paul Lanham
- -----------------------------
Paul Lanham
President and Principal Accounting Officer