Form 10QSB
period 2003-09-30
E CHANNELS CORP
filed 2003-11-21
CIK 1072935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of each of the issuer's classes of common equity: as of September 30, 2003 - 1,987,734 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

ETI Corporation

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Item 3.	Controls and Procedures	10

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Change in Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		12

CERTIFICATION		13

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheet
for the nine-month period ending
September 30, 2003

and

Statements of Operations
for the three-month period ending
September 30, 2003 and 2002 and
for the nine-month period ending
September 30, 2003 and 2002 and
from inception (March 23, 1998)
through September 30, 2003

and

Statements of Cash Flows
for the nine-month period ending
September 30, 2003 and 2002 and
from inception (March 23, 1998)
through September 30, 2003

and

Notes to Unaudited Financial Statements

ETI Corporation
(A Development Stage Company)

BALANCE SHEET

September 30, 2003
(Unaudited)
Assets

Current Assets
Loan receivable - affiliate	$295

Total Assets	$ 295

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounting fees payable	$105
Legal fees payable	12,500
Loans payable - related party	26,715

Total Current Liabilities	39,320

Stockholders' (Deficit)

Common Stock, par value $.001 per share,
authorized 100,000,000; issued and outstanding
1,987,734 shares as of September 30, 2003	1,988
Additional paid-in capital	624,512
Deficit accumulated during the development stage	(665,525)

Total Stockholders' (Deficit)	(39,025)

Total Liabilities and Stockholders' (Deficit)	$ 295

The accompanying notes are an integral part of the financial statements.

ETI Corporation
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					From Inception
					(March 23, 1998)
	For the Three-Months Ended		For the Nine-Months Ended		Through
	September 30,		September 30,		September 30,
	2002	2003	2002	2003	2003
(Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)

Income	$ -	$ -	$ -	$ -	$ -

Operating expenses	-	(1,078)	(61,481)	(15,020)	(665,525)

Net Loss	$ -	$ (1,078)	$ (61,481)	$ (15,020)	$ (665,525)

Basic loss per share:
Net Loss	$ -	$ (0.00)	$ (0.04)	$ (0.01)

Weighted average shares outstanding	1,437,734	1,987,734	1,434,584	1,756,049

The accompanying notes are an integral part of the financial statements.

ETI Corporation
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From Inception
			(March 23, 1998)
	For the Nine-Months Ended		Through
	September 30,		September 30,
	2002	2003	2003
(Unaudited) (Unaudited) (Unaudited)

Cash Flows from Operating Activities
Net loss	$(61,481)	$ (15,020)	$(665,525)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	-	-	125,100
Increase in prepaid expenses	1,481	415	-
Increase in accounts payable
and accrued expenses	-	12,605	12,605
Accrued officer's compensation	60,000	-	360,000

Net Cash Used in Operating Activities	-	(2,000)	(167,820)

Cash Flows from Finance Activities
Gross proceeds from private offerings	-	-	150,400
Loans from related party	-	2,000	27,715
Repayments to related party	-	-	(10,000)
Loans to related party	-	-	(32,295)
Repayments from related party	-	-	32,000

Net Cash Provided by Financing Activities -		2,000	167,820

Net Increase (Decrease) in
Cash and Cash Equivalents	-	-	-
Cash and Cash Equivalents -
Beginning of Period	-	-	-
Cash and Cash Equivalents -
End of Period	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULES TO STATEMENTS OF CASH FLOWS

			From Inception
			(March 23, 1998)
	For the Nine-Months Ended		Through
September 30, 2002		September 30, 2003	September 30, 2003
(Unaudited) (Unaudited) (Unaudited)

Cash Paid During Year For:

Income Taxes $ -		$ -	$ -

Interest $ -		$ -	$ -

The accompanying notes are an integral part of the financial statements.

ETI Corporation
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 2. Interim Financial Statements

The accompanying unaudited financial statements are represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the ETI Corporation financial statements for the year ended December 31, 2002, contained in the Company’s Form 10-KSB for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of operations and cash flows for the three and nine-months ended September 30, 2002 and 2003, and for the period from the Company’s inception (March 23, 1998) through September 30, 2003. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

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

ETI Corporation
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

Fair Value of Financial Instruments

As of September 30, 2003, the Company had financial instruments consisting of a loan receivable. The carrying value of the Company’s financial instruments, based on current market and other indicators, approximate their cost bases.

Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. In accordance with FASB Statement No. 109, the asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

Note 4. Reverse Stock-split

On April 18, 2003, the Company authorized a 4:1 reverse stock split. The current issued and outstanding shares after the reverse are 1,437,734. The accompanying financial statements have been restated to reflect the reverse stock split as if it occurred at the beginning of each period presented.

Note 5. Acquisition of PowerChannels, Inc.

On June 24, 2003, the Company entered into a non-binding Letter of Intent with United Communications Hub, Inc. (“UC Hub”) to acquire all of the assets and assume certain liabilities of PowerChannel, Inc. (“Power”), a wholly owned subsidiary of UC Hub, through the issuance of a number of shares of the Company’s common stock to be determined at the date of close. In addition, once the acquisition is consummated, the Company has agreed to advance Power $75,000, contingent upon the Company obtaining the $75,000.

The California Department of Corporation has scheduled a fairness hearing regarding the above acquisition on November 24, 2003.

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

Financial Summary

Results of Operations

The net loss shown for each of the following periods was solely comprised of operating costs:

For the nine-months ended September 30, 2003:	$15,020
For the nine-months ended September 30, 2002:	$61,481
For the three-months ended September 30, 2003:	$1,078
For the three-months ended September 30, 2002:	-

Liquidity and Capital Resources

For the nine month periods ending September 30, 2002 and 2003, the Company’s cash position remained at zero.

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

ETI Corporation

Management Plan of Operations (continuation)

The ETI Preferred Stock will be identical to ETI common stock (the "ETI Common Stock"), except that each share of ETI Preferred Stock will be entitled to 20 votes per share on all matters requiring the vote of common stockholders or preferred stockholders. The ETI Preferred Stock will be convertible into ETI Common Stock on a share-for-share basis. There are currently 14,308,564 shares of UC Hub common stock and 2,561,864 shares of UC Hub Preferred Stock outstanding. The Merger Agreement contains a provision limiting the number of shares of ETI Common Stock obtainable upon conversion of the ETI Preferred Stock that can be sold following the merger to 1/12 per month for each UC Hub shareholder. Closing of the merger is subject to regulatory approval, including a determination of fairness and issuance of a Permit by the California Commissioner of Corporations, UC Hub shareholder approval, and the satisfaction of various other customary conditions. ETI and UC Hub are scheduled to have the Fairness Hearing before the California Commissioner of Corporations on November 24, 2003.

Additionally, on October 1, 2003 ETI announced that it had signed a letter of intent with TeleCuba USA, Inc. The proposed acquisition will take the form of a stock merger transaction, and closing is subject to completion of satisfactory due diligence, approval by the Florida Public Utility Commission and the shareholders of ETI, execution of a definitive Merger Agreement and satisfaction of other customary conditions. Due diligence activities are expected to start immediately, and ETI and TeleCuba intend to complete the proposed acquisition no later than December 31, 2003.

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

Date: November 20, 2003

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

Date: November 20, 2003

/s/ Paul Lanham
- -----------------------------
Paul Lanham
President and Principal Accounting Officer