Form 10KSB
period 2003-12-31
E CHANNELS CORP
filed 2004-02-05
CIK 1072935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-15665
Expertise Technology Innovation, Inc.
(Name of small business issuer as specified in its charter)

28562 Oso Parkway, Unit D
Rancho Santa Margarita, California 92688
(949) 858-6773
(Address of principal executive office & telephone number)

Nevada
(State of incorporation)

88-0389393
(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
Preferred Stock, par value $.001 par value

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is $1,947 as of December 31, 2003.

The number of shares outstanding of ETI, Inc. common stock is 1,987,734 as of December 31, 2003.
No shares of ETI, Inc. preferred stock are issued or outstanding as of December 31, 2003.

Documents Incorporated by Reference

ETI incorporates by reference to Part III of this Form 10-KSB, the registrant's

Registration Statement filed on Form 10-SB, and exhibits thereto, filed February 4, 2000 under the Securities Act of 1933

Transitional Small Business Disclosure Format (check one): [X] Yes [ ] No

Expertise Technology Innovation, Inc.	Annual Report

Table of Contents

Part I
Description of Business	3
Description of Properties	4
Directors, Executive Officers, and Significant Employees	4
Remuneration of Directors and Officers	4
Security Ownership of Management and Certain Securityholders	5
Interest of Management and Others in Certain Transactions	5
Part II
Market Price of Dividends on Common Equity and Other Shareholder Matters	6
Legal Proceedings	7
Changes In and Disagreements With Accountants on Disclosure	7
Submission of Matters to a Vote of Security Holders	7
Compliance with Section 16(a) of the Exchange Act	7
Reports on Form 8-K	7
Part F/S
Financial Statements	8
Part III
Index to Exhibits	20
Description of Exhibits	20

Controls and Procedures	21
Signatures	21
Certification	22

Expertise Technology Innovation, Inc.	Annual Report

Description of Business

Expertise Technology Innovation, Inc. (“ETI” or “the Company”), a development stage company, has had limited business operations since its inception and has incurred operating losses to date. ETI’s management has realized a need to raise funds in order to meaningfully proceed with business plan implementation. Management has been primarily focusing on exploring opportunities that would enhance shareholder value, and has been aggressively evaluating and pursuing an opportunity for a business combination or acquisition.

ETI was incorporated in Nevada on March 23, 1998, as Make It Happen Management. In May of 2000 the company changed its name to e-Channels Corporation. In December of 2001 e-Channels Corporation entered into a letter of intent to acquire a Canadian company, ETI, Expertise Technology Innovation Corporation. In anticipation of the business combination, e-Channels Corporation changed the company name to ETI Corporation, and increased the authorized shares of common stock in the corporation to 100,000,000.

ETI has presently suspended operations. Marketing plans and pricing structures are suspended and will be revised when the company's business direction and or objectives are revisited. Cash requirements are currently being met by a shareholder, although no commitment to continue such support exists. Any further operations of the company may require the need to raise additional funds.

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

The ETI Preferred Stock will be identical to ETI common stock (the "ETI Common Stock"), except that each share of ETI Preferred Stock will be entitled to 60 votes per share on all matters requiring the vote of common stockholders or preferred stockholders. The ETI Preferred Stock will be convertible into ETI Common Stock on a share-for-share basis. The Merger Agreement contains a provision limiting the number of shares of ETI Common Stock obtainable upon conversion of the ETI Preferred Stock that can be sold following the merger to 1/12 per month for each UC Hub shareholder.

Closing of the merger is subject to regulatory approval, including a determination of fairness and issuance of a Permit by the California Commissioner of Corporations, UC Hub shareholder approval, and the satisfaction of various other customary conditions. On November 24, 2003, ETI and UC Hub were granted a Fairness Hearing before the California Commissioner of Corporations in Los Angeles, California. The California Commissioner of Corporations granted ETI and UC Hub’s request for a Permit regarding the business combination between the two companies. ETI and UC Hub are currently finalizing regulatory requirements and anticipate closing the transaction within the next seven (7) days.

On June 16, 2003, ETI announced that it had entered into a letter of intent to acquire the PowerChannel, Inc. The transaction and closing is subject to completion of satisfactory due diligence, approval by the board of Directors of ETI, execution of a definitive Merger Agreement and satisfaction of other customary conditions. The letter of intent has since expired and the business combination is currently on hold.

On October 1, 2003 ETI announced that it had signed a letter of intent with TeleCuba USA, Inc. It is a proposed acquisition to take the form of a stock merger transaction, and closing is subject to completion of satisfactory due diligence, approval by the Florida Public Utility Commission and the Board of Directors of ETI, execution of a definitive Merger Agreement and satisfaction of other customary conditions. The letter of intent has since expired and the business combination is currently on hold.

Expertise Technology Innovation, Inc.	Annual Report

Employees

Expertise Technology Innovation currently has one employee; he is the sole officer and director of the company. Mr. Paul Lanham, President; responsibilities include supervision of day-to-day operations, including establishing business direction and plans.

Description of Properties

Expertise Technology Innovation, Inc.'s executive and business offices are located at 28562 Oso Parkway, Unit D, Rancho Santa Margarita, California 92688; and are being provided by the president of ETI, Inc. at no charge to the company.

Directors, Executive Officers, and Significant Employees

The following information sets forth the names of the officers and directors of Expertise Technology Innovation, Inc.

Paul Lanham

Mr. Lanham is currently the President and a member of the Board of Directors.

Mr. Lanham has completed an extensive career as a football coach at the professional, college and high school levels, concluding with his retirement from the National Football League in 1992 after 20 years of coaching assignments at the professional level. Mr. Lanham has since used his organizational, planning and leadership skills as owner and president of Springbok, Inc. and, currently, as President and Chief Executive Officer of Expertise Technology Innovation, Inc. Mr. Lanham Graduated from Glenville State College in 1954 with a Bachelor Degree in Teaching. Mr. Lanham went on to complete a Masters degree in Mathematics from the University of Delaware in 1959.

The following provides a listing of career positions held by Mr. Lanham:
Year	Position/Experience
2003	President and Chief Executive Officer, ETI Corporation
2001	Owner/President SPRINGBOK, Inc.
1992	Retired from National Football League
(Coached 20 years in the NFL)
1971	Assistant Coach, University of Arkansas
1969	Assistant Coach, Colorado State University

Remuneration of Directors and Officers

As of December 31, 2003, we had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

No formal employment agreements currently exist with any officer or employee.

Compensation Summary
SUMMARY COMPENSATION TABLE
		Annual Compensation			Award(s)		Payouts
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Paul Lanham	2003	0	0	0	0	0	0	0
President and Director
	2002	0	0	0	0	0	0	0

Expertise Technology Innovation, Inc.	Annual Report

Security Ownership of Management and Certain Securityholders

The following set forth; as of December 31, 2003; the beneficial ownership of Expertise Technology Innovation, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company's common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly.

	Name and Address		Percentage of
Title of Class	of Beneficial Owner	Number of Shares	Class
Common Stock	Paul Lanham	10,417	0.7
	President, Director
	28562 Oso Parkway, Unit D
	Rancho Santa Margarita, California 92688
Common Stock	Randall Lanham *	586,876	29.5
	28562 Oso Parkway, Unit D
	Rancho Santa Margarita, California 92688

Common Stock	Serge Trudeau	120,834	8.4
	290 Elgar apt. 211
	Montreal, QC

Total Shares of 5% or more Beneficial Ownership		707,710	35.6
Total Shares of Officers and Directors as a Group		10,417	0.7
Total Shares Issued and Outstanding		1,987,734
* Randall Lanham is the son of Paul Lanham

Expertise Technology Innovation, Inc.	Annual Report

Interest of Management and Others in Certain Transactions

As of December 31, 2003, the Company was owed $295 by a related party. The loan was non-interest bearing and due on demand.

As of December 31, 2003, the Company owes a family member of its President $26,715 for Company expenses paid directly by him. The loan was non-interest bearing and due on demand. Also, as mentioned above, under the terms of the cancellation agreement with Black Lake and its officers, accrued compensation due the two officers of Black Lake were assigned to this individual for $360,000. On April 25, 2003, $350,000 of this indebtedness was cancelled in exchange for the issuance of 550,000 shares (post-split) of the Company’s common stock. These shares were previously reported as non-voting. These shares are Common stock with voting rights.

Market Price of Dividends on Common Equity and Other Shareholder Matters

There is currently a limited public market for the company's stock, as it is listed on the OTC Bulletin Board under the symbol “ETIX”. Prior to May 23,2003 the stock was traded under the symbol ”ETIE”. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable:

Period Ending	High	Low
December 3, 2003	$1.80	$0.45
September 3, 2003	$0.95	$0.55
June 3, 2003	$1.80	$0.80
May 3, 2003	$2.20	$0.20
April 30, 2003	1 : 4 Stock Split
April 3, 2003	$0.01	$1.20
March 3, 2003	$0.01	$0.01
December 2, 2002	$0.01	$0.00
September 2, 2002	$0.03	$0.01
July 2, 2002	$0.03	$0.03
April 2, 2002	$0.20	$0.03
January 2, 2002	$0.25	$0.20
* Average volume for ETIX has typically been less than 10,000 shares for the periods indicated.

The company has never paid dividends. At present, the company does not anticipate paying any dividends on its common stock in the foreseeable future and intends to devote any earnings to the development of the company's business.

Holders

ETI, Inc. had 1,987,734 shares of common stock issued and outstanding as of December 31, 2003, which were held by approximately 49 shareholders.

Recent Sales of Unregistered Securities

In the year ended December 31, 2000, ETI issued 166,667 shares of its $0.001 par value common stock to acquire 51% of Black Lake in an exempt transaction under, Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. ETI conducted the transaction through its executive officers and directors and all 166,667 shares went to two accredited investors.

Exemptions being non-exclusive the following factors are relevant:

Each purchaser was an accredited investor as defined by Rule 501 of regulation D of the Securities Act of 1933; No prior offerings were made by ETI; No commissions were paid.; No advertisements were made.; Issuances were to a total of two individuals.; Each purchaser had adequate access to information pertaining to ETI; The securities are restricted pursuant to Rule 144

Expertise Technology Innovation, Inc.	Annual Report

Legal Proceedings

Expertise Technology Innovation, Inc. has never been in bankruptcy, receivership or any similar legal proceeding, and is not subject to any pending legal proceedings. Expertise Technology Innovation, Inc. is not aware of any threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The company has had no change in its accountants. There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure. Our independent accounting firm is:

Jonathon P. Reuben, CPA
An Accountancy Corporation
23440 Hawthorne Blvd., Suite 270
Torrance, California 90505

Submission of Matters to a Vote of Security Holders

None in fiscal year 2003.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2003 were filed.

Reports on Form 8-K

On April 17, 2003, the company filed a report on form 8-K disclosing Other Events; as published April 17, 2003; Press Release - ETI Corporation announces signing Letter of Intent with UC Hub, Inc.

On April 29, 2003, the company filed a report on form 8-K disclosing Other Events; as published April 29, 2003; Press Release - ETI Corporation Reverse Split and Symbol Change.

Expertise Technology Innovation, Inc.	Annual Report

Financial Statements

Contents
Page
Independent Auditors’ Report	9
Financial Statements
Consolidated Balance Sheets	10
Consolidated Statements of Operations	11
Consolidated Statement of Stockholder's (Deficit)	12
Consolidated Statements of Cash Flows	13 -14
Notes to Consolidated Financial Statements	15 - 19

Independent Auditors' Report

Board of Director
Expertise Technology Innovation, Inc.
(Formerly ETI Corporation)
Rancho Santa Margarita, California

We have audited the accompanying consolidated balance sheets of Expertise Technology Innovation, Inc. (A Development Stage Company) as of December 31, 2002, and 2003, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the two years ended December 31, 2003, and for the period from the Company's inception (March 23, 1998) through December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Expertise Technology Innovation, Inc. as of December 31, 2002 and 2003, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the two years ended December 31, 2003, and for the period from the Company's inception (March 23, 1998) through December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company incurred a net loss of $21,771 during the year ended December 31, 2003, and, as of that date, had a working capital deficiency of $43,776, and a net deficit of $672,276. These continued losses raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben CPA

Jonathon P. Reuben,
Certified Public Accountant
Torrance, California
January 30, 2004

Expertise Technology Innovation, Inc.
(Formerly ETI Corporation)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2003
Assets

Current Assets
Loan receivable - related party	$295	$295
Prepaid expenses	415	-

Total Assets	$ 710	$ 295

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accrued expenses	$-	$1,152
Accounting fees payable	-	404
Legal fees payable	-	15,000
State taxes payable	-	800
Loans payable - related party	374,715	26,715

Total Current Liabilities	374,715	44,071

Stockholders' (Deficit)
Preferred stock, par value $.001 per share;
authorized 5,000,000 shares; none issued
and outstanding shares as of December 31,
2002 and 2003	-	-
Common stock, par value $.001 per share;
authorized 100,000,000 shares; issued and
outstanding 1,437,676 shares as of
December 31, 2002 and 1,987,734
shares as of December 31, 2003	5,750	1,988
Additional paid-in capital	270,750	626,512
Deficit accumulated during development stage	(650,505)	(672,276)

Total Stockholders' (Deficit)	(374,005)	(43,776)

Total Liabilities and Stockholders' (Deficit)	$ 710	$ 295

The accompanying notes are an integral part of these consolidated financial statements.

Expertise Technology Innovation, Inc.
(Formerly ETI Corporation)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
			(March 23, 1998)
	For the Years Ended		Through
	December 31, 2002	December 31, 2003	December 31, 2003

Income	$-	$-	$-

Operating expenses	(62,066)	(20,971)	(671,476)

Net loss before income taxes	(62,066)	(20,971)	(671,476)

Provision for income taxes	-	(800)	(800)

Net Loss	$ (62,066)	$ (21,771)	$ (672,276)

Basic Loss Per Share:
Loss from operation	$ (0.04)	$ (0.01)

Basis Weighted Average Common
Shares Outstanding	1,435,365	1,814,446

The accompanying notes are an integral part of these consolidated financial statements.

Expertise Technology Innovation, Inc.
(Formerly ETI Corporation)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FROM THE COMPANY'S INCEPTION (MARCH 23, 1998) THROUGH DECEMBER 31, 2003

				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Shares issued for services - March 1998	83,333	$83	$7,917	$ -
Shares issued for cash - April 1998	833,333	833	99,167	-
Shares issued for cash - July 1998	25,000	25	2,975	-
Shares issued for cash - October 1998	166,667	167	19,833	-
Shares issued for cash - November 1998	41,667	42	4,958	-
Shares issued for cash - December 1998	20,000	20	2,380	-
Net loss from the Company's inception
through December 31, 1998	-	-	-	(141,014)

Balance - December 31, 1998	1,170,000	1,170	137,230	(141,014)

Shares issued for cash - April 1999	166,667	167	19,833	-
Shares issued in exchange for
cancellation of indebtedness - May 1999	50,000	50	5,950	-
Net loss for the year ended December 31, 1999	-	-	-	(14,382)

Balance - December 31, 1999	1,386,667	1,387	163,013	(155,396)

Shares issued in exchange for 51%
interest in Black Lake, Inc.	41,667	42	(42)	-
Net loss for the year ended December 31, 2000	-	-	-	(68,534)

Balance - December 31, 2000	1,428,334	1,429	162,971	(223,930)

Shares issued for services	9,342	9	112,091	-
Net loss for the year ended December 31, 2001	-	-	-	(364,509)

Balance - December 31, 2001	1,437,676	1,438	275,062	(588,439)

Net loss for the year ended December 31, 2002	-	-	-	(62,066)

Balance - December 31, 2002	1,437,676	1,438	275,062	(650,505)

Fractional shares issued	58	-	-	-
Shares issued in cancellation of indebtedness	550,000	550	349,450	-
Contributed office rent	-	-	2,000	-
Net loss for the year ended December 31, 2003	-	-	-	(21,771)

Balance - December 31, 2003	1,987,734	$ 1,988	$ 626,512	$ (672,276)

The accompanying notes are an integral part of these consolidated financial statements.

Expertise Technology Innovation, Inc.
(Formerly ETI Corporation)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(March 23, 1998)
	For the Years Ended		Through
	December 31, 2002	December 31, 2003	December 31, 2003

Cash Flows from Operating Activities
Net loss	$(62,066)	$(21,771)	$(672,276)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for consulting services	-	-	125,100
Contributed rent	-	2,000	2,000
(Increase) decrease in prepaid expenses	-	415	(1,066)
Increase in accrued expenses	-	17,356	31,071
Increase in officers' compensation payable	60,000	-	360,000

Net cash used in operating activities	(2,066)	(2,000)	(155,171)

Cash Flows from Financing Activities
Gross proceeds from private offerings	-	-	150,400
Loans from related parties	2,066	2,000	15,066
Repayments to related parties	-	-	(10,000)
Loans to related parties	-	-	(32,295)
Repayments from related parties	-	-	32,000

Net cash provided by
financing activities	2,066	2,000	155,171

Net Increase (Decrease) in Cash
and Cash Equivalents	-	-	-

Beginning Balance - Cash and Cash Equivalents	-	-	-

Ending Balance - Cash and Cash Equivalents	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Expertise Technology Innovation, Inc.
(Formerly ETI Corporation)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Schedules To Statements Of Cash Flows:

From Inception
(March 23, 1998)
	For the Years Ended		Through
	December 31, 2002	December 31, 2003	December 31, 2003
Cash Paid During Year For:

Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

Non-cash Investing and Financing Supplemental Information:

For the year ending December 31, 2002, the Company and its former officers agreed to cancel an agreement that was entered into in October 2000. Under the terms of the agreement, compensation had been accruing and was owed to former officers at the time the agreement was cancelled. This obligation was terminated as of April 1, 2002. Accrued compensation, which amounted to $360,000, had been assigned to a shareholder.

For the year ended December 31, 2003 the Company issued 550,000 shares (post-split) of its common stock in exchange for the cancellation of $350,000 of indebtedness owed by the Company.

The accompanying notes are an integral part of these consolidated financial statements.

Expertise Technology Innovation, Inc. Annual Report

Notes to Consolidated Financial Statements

Note 1 - Organization

Expertise Technology Innovation, Inc. (the "Company") was originally incorporated in Nevada on March 23, 1998 under the name of Make it Happen Management. In 2000, the Company changed its name to e-Channels Corporation. In 2001, the Company changed its name to ETI Corporation and again in 2003 the Company changed its name to Expertise Technology Innovation, Inc. The Company currently has no operations and is actively seeking an on-going business to acquire. See Note 8.

The Company is in the development stage, as defined in FASB Statement 7. The Company has not paid any dividends and dividends that may be paid in the future will depend on the financial requirements of the Company and other relevant factors.

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with generally accepted accounting principles accepted in the United States and have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. There are several factors that raise substantial doubt as to the Company’s ability to continue as a going concern. See Note 6.

On November 11, 2000, the Company acquired a 51% interest in Black Lake, Inc., (“Black Lake”) a Nevada Corporation incorporated on October 11, 2000. Black Lake is in the development stage and has not commenced operations. Black Lake has planned principle operations pertaining to artist representation and management. Through 2001, Black Lake has had virtually no activity. Effective April 1, 2002, the Company cancelled its agreement with Black Lake and its shareholders and officer returned all shares it held in Black Lake. See Note 5. On April 18, 2003, the Company authorized a 1-for-4 reverse stock split. For financial statement reporting purposes, all stock transactions have been restated to reflect the reverse stock split as if it occurred at the inception of the Company.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, New ETI, Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readably determinable. The majority of the non-cash consideration received pertain to consulting services rendered by consultants and others.

Expertise Technology Innovation, Inc. Annual Report

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.Fair Value of Financial Instruments Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of December 31, 2002 and 2003. The Company considers the carrying value of such amounts in the consolidated financial statements to approximate their face value.

Income Taxes

Income taxes are provided based on earnings reported for consolidated financial statement purposes. In accordance with FASB Statement No. 109, the asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

New Accounting Pronouncements

The FASB recently issued the following statements:

FASB 148 - Accounting for Stock-Based Compensation – Transition and Disclosure and amendment of FASB
Statement No. 123
FASB 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

These FASB statements did not have, or are not expected to have, a material impact on the Company’s financial position and results of operations

Long-Lived Assets

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company has adopted this standard and its adoption had no significant effect on the Company's consolidated financial statements.

Reclassification

Certain amounts in December 31, 2002 have been reclassified to conform to the December 31, 2003 presentation. Such reclassification had no effect on net income as previously reported.

Note 3 - Related Party Transactions

a.	As of December 31, 2003, the Company was owed $295 by a related party. The loan was non-interest bearing and due on demand.
b.	As of December 31, 2003, the Company owes a family member of its President $26,715 for Company expenses paid directly by him. The loan was non-interest bearing and due on demand. Also, as mentioned above, under the terms of the cancellation agreement with Black Lake and its officers, accrued compensation due the two officers of Black Lake were assigned to this individual for $360,000. On April 25, 2003, $350,000 of this indebtedness was cancelled in exchange for the issuance of 550,000 shares (post-split) of the Company’s common stock. See Note 5.

Expertise Technology Innovation, Inc. Annual Report

Notes to Consolidated Financial Statements

Note 4 - Income Taxes

Income Tax Expense

The provision for income tax expense for the years ended December 31, 2002 and 2003 are as follows:

	2002	2003
Current
Federal	$-	$-
State	-	800
Total Income Tax Expense	$ -	$ 800

Deferred Taxes

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. At December 31, 2003 the components of deferred tax assets are as follows:

Net operating loss carryforward	$ 147,000
Less valuation allowance	(147,000)
Net deferred tax assets	$ -

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred taxes, projected future taxable income and tax planning strategies in making this assessment.

A reconciliation of the valuation allowance is as follows:

Balance at January 1, 2003	$ 140,400
Addition for the period	6,600
Balance at December 31, 2003	$ 147,000

Net Operating Loss Carryforward

The Company has available at December 31, 2003 $490,000 of unused operating loss carryforwards that may be applied against future taxable income which expire in various years throughout 2022.

Note 5 - Transactions with Management

In October 2000, the Company issued options to the two founders of Black Lake, Inc. for each to acquire 25,000 shares of the Company’s common stock each year for the next five years. The options were supposed to vest at the end of each fiscal year at an exercise price of $1.00 per share contingent upon Black Lake earning a net profit of $50,000 per year. Black Lake’s net profit was less than $50,000 in each of the two years ended December 31, 2000 and 2001. The options did not vest and effective April 1, 2002, these options were canceled.

Compensation to the two founders of Black Lake amount to $10,000 a month each commencing in October 2000, through September 2005. In addition to the base compensation, the founders were supposed to also receive 10% of the gross profit derived from revenues generated by Black Lake, except for any proceeds received through the sale of Black Lake or the sale of Company stock. On March 31, 2002, the total amount due these two officers was $360,000. Under the terms of the cancellation agreement with Black Lake, the $360,000 of accrued compensation was assigned to a shareholder and on April 25, 2003, $350,000 of this indebtedness was cancelled in exchange for the issuance of 550,000 shares (post-split) of the Company’s common stock. See Note 3.

Expertise Technology Innovation, Inc. Annual Report

Notes to Consolidated Financial Statements

Note 6 - Management's Plans Regarding Future Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $62,066 and $21,771 and current liabilities exceeded its current assets by $374,005 and $43,776 for the year ended December 31, 2002 and 2003. The Company had an accumulated deficit of $672,276 for the year ended December 31, 2003 and also had no sales. The Company has entered into a merger agreement to acquire United Communications Hub, Inc. (“UC Hub”) in a reverse merger transaction. Regulatory approval by the California Commissioner of Corporations was granted and a permit for the determination of fairness and issuance was issued. The merger is expected to occur after the filing of the Company’s form 10KSB for the year ended December 31, 2003. See Note 8.

Note 7 - Stockholders' (Deficit)

Series A Preferred Stock

As of December 31, 2002 and 2003 there were no preferred shares outstanding. See Note 9.

Note 8 - Business Combinations

UC Hub

The board of directors of the Company has agreed to acquire UC Hub in a reverse merger transaction. Mr. Larry Wilcox is the president of UC Hub and the beneficial owner of a majority of its common stock.

Under the Merger Agreement, holders of UC Hub's common stock will receive five shares of the Company’s Series A convertible preferred stock for each eight shares of UC Hub’s common stock. Holders of UC Hub warrants and options will receive the same number of warrants and options of the Company with the exercise prices and number of warrants and options adjusted pro rata.

The Company’s preferred stock will be identical to the Company’s common stock except that each share of preferred stock will be entitled to 60 votes per share on all matters requiring the vote of common stockholders or preferred stockholders. The Company’s preferred stock will be convertible into the Company’s common stock on a share-for-share basis. The Merger Agreement contains a provision limiting the number of shares of the Company’s common stock obtainable upon conversion of the Company’s preferred stock that can be sold following the merger to 1/12 per month for each UC Hub shareholder.

Closing of the merger is subject to regulatory approval, including a determination of fairness and issuance of a Permit by the California Commissioner of Corporations, UC Hub shareholder approval, and the satisfaction of various other customary conditions. On November 24, 2003, the Company and UC Hub were granted a Fairness Hearing before the California Commissioner of Corporations in Los Angeles, California. The California Commissioner of Corporations granted the Company and UC Hub’s request for a Permit regarding the business combination between the two companies. The Company and UC Hub are currently finalizing regulatory requirements and anticipate closing the transaction within the next seven (7) days.

Expertise Technology Innovation, Inc. Annual Report

Notes to Consolidated Financial Statements

Note 9 - Subsequent Events (Unaudited)

Series A Preferred Stock

On January 21, 2004 the Company authorized the issuance of 3,521,681 shares of Series A preferred stock pursuant to the merger agreement. The holders of preferred stock have the right to vote on any matters. Each share of preferred stock entitles the holder to 60 votes per share whether voting with the common stock holders or separately as a class. Each share of preferred stock has the same rights and powers as each share of common stock. Each share of preferred stock shall be convertible into three shares of common stock of the Company.

UC Hub

On January 21, 2004 the Company signed an amendment agreement to the merger with UC Hub. Under this amendment, for each eight UC Hub’s common shares will be converted into one and two-thirds shares of the Company’s Series A preferred stock and the Company will receive all of the non-dissenting shares of UC Hub. Fractional shares of preferred stock will be issued in one-third share increments. Following the merger, all of the outstanding common stock of New ETI, Inc. will be cancelled. All issued and outstanding options and warrants of UC Hub will be converted into options and warrants of the Company. The conversion will be a five for eight reduction in the number of shares and an eight for five increase in the exercise price except for 1,500,000 options granted under UC Hub’s stock option plan that will be issued under the Company’s stock option plan as 1,500,000 options exercisable at $.16 per share.

Expertise Technology Innovation, Inc. Annual Report

Index to Exhibits

Charter and By-laws

Expertise Technology Innovation, Inc. incorporates by reference the exhibit 3(a) Articles of

Incorporation and the exhibit 3(b) By-laws, filed with the Company’s Form 10-SB on February 4, 2000. Expertise Technology Innovation, Inc. includes herewith Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State, State of Nevada on January 16, 2004.

Certification

Expertise Technology Innovation, Inc. includes herewith Certification of President and Principal Accounting Officer.

Description of Exhibits

Exhibit Number	Description
03	Certificate of Amendment to Articles of Incorporation - Change in the
Name of the Corporation, and Article 4: Capital Stock, as filed with the
Secretary of State, State of Nevada on January 16, 2004.
99	Certification of President and Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

Expertise Technology Innovation, Inc. Annual Report

Controls and Procedures

Expertise Technology Innovation, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Expertise Technology Innovation, Inc.
(Registrant)

Date February 4, 2004	___________/S/ Paul Lanham_____________________
(Paul Lanham, President/Chairman of the Board)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Expertise Technology Innovation, Inc.
(Registrant)

Date February 4, 2004	___________/S/ Paul Lanham_____________________
(Paul Lanham, President/Chairman of the Board)

Expertise Technology Innovation, Inc. Annual Report

CERTIFICATION

I, Paul Lanham, certify that:

1. I have reviewed this annual report on Form 10-KSB of Expertise Technology Innovation, Inc.;
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

Date: February 4, 2004

/s/ Paul Lanham.
- -----------------------------
Paul Lanham
Principal Executive Officer and Principal Accounting Officer