Form 10QSB
period 2004-04-30
UC Hub Group Inc
filed 2004-06-21
CIK 1072935

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.


                        Commission file number 001-15665


                              UC HUB GROUP, INC.
                              ------------------
             (Exact name of registrant as specified in its charter)

                  NEVADA                                  88-0389393
                  ------                                  ----------
          (State or jurisdiction of            (IRS Employer Identification No.)
         incorporation or organization)

        10390 COMMERCE CENTER DRIVE, SUITE 250 RANCHO CUCAMONGA, CA 91730
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (909) 945-8653

                      EXPERTISE TECHNOLOGY INNOVATION, INC.
                      -------------------------------------
                                  9 Forest Road
                             Kirkland, Quebec H9J3A2
                                     Canada

                    Former Fiscal Year End: December 31, 2003

              (Former name, former address and former fiscal year,
                         if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock: $ .001 Par Value


         As of June 16, 2004, the Registrant had 3,537,635 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                               UC HUB GROUP, INC.
                (FORMERLY EXPERTISE TECHNOLOGY INNOVATION, INC. )
                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending April 30, 2004


                                Table of Contents

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheet:
                            April 30, 2004

                    Condensed Consolidated Statements of Losses:
                            Three and Nine Months Ended April 30, 2004 and  2003

                    Condensed Consolidated Statements of Cash Flows:
                            Nine Months Ended April 30, 2004 and  2003

                    Notes to Condensed Consolidated Financial Statements:
                            April 30, 2004

         Item 2. Management Discussion and Analysis of Interim
                 Financial Condition and Results of Operations

         Item 3. Controls and Procedures

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 2. Changes in Securities

         Item 3. Defaults upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of April 30, 2004 and for the three months and nine months ended April 30, 2004 and 2003 have been prepared by UC Hub Group, Inc. (formerly Expertise Technology Innovation, Inc.), a Nevada corporation.


                               UC HUB GROUP, INC.
                 (Formerly Expertise Technology Innovation, Inc)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED) April 30, 2004

                                     ASSETS
Current Assets
   Cash And Cash Equivalents                                       $    270,269
   Accounts Receivable                                                  319,584
   Other Current Assets                                                  34,615
                                                                   ------------
    Total Current Assets                                                624,468
    Property and Equipment - net                                         86,901
    Other Assets                                                         32,425
                                                                   ------------
     Total Assets                                                  $    743,794
                                                                   ============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities
  Accounts Payable and accrued expenses                            $  2,642,870
  Notes Payable                                                         291,925
                                                                   ------------
    Total Current Liabilities                                         2,934,795

Deficiency  in Stockholders' Equity

  Preferred stock, par value $.001 per share;
    authorized 5,000,000 shares; 4,188,375 issued and
    outstanding shares                                                    4,188

  Common stock, par value $.001 per share; authorized
    100,000,000 shares; 1,987,734 issued and outstanding
    shares                                                                1,988

  Additional Paid In Capital                                         13,056,938
  Retained Deficit                                                  (15,254,115)
                                                                   ------------
    Total  Deficiency in Stockholders Equity                         (2,191,001)
                                                                   ------------
    Total Liabilities and Stockholders Equity                      $    743,794
                                                                   ============

 See accompanying notes to unaudited condensed consolidated financial statements

                               UC HUB GROUP, INC.
                 (Formerly Expertise Technology Innovation, Inc)
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (UNAUDITED)

                                                   For The Three Months Ended    For The Nine Months Ended
                                                            April 30,                    April 30,
                                                       2004           2003          2004           2003
                                                   -----------    -----------    -----------    -----------


Revenue                                            $   615,487    $   760,705    $ 1,843,777    $ 1,813,822

Cost of Sales                                          384,299        535,902      1,349,683      1,616,919
                                                   -----------    -----------    -----------    -----------

Gross Profit                                           231,188        224,803        494,094        196,904

Operating Expenses:
  Selling                                               68,229         58,973        244,178        428,613
  General and Administrative                           172,393        392,780        550,765      1,037,371
  Loss  On Sale Of Assets                                 --             --             --           56,024

  Depreciation And Amortization                          3,757          3,000         11,271          8,117
                                                   -----------    -----------    -----------    -----------

Total Operating Expenses                               244,380        454,753        806,213      1,530,125
                                                   -----------    -----------    -----------    -----------

Loss From Operations                                   (13,192)      (229,950)      (312,119)    (1,333,221)
Income  tax (benefit)                                     --             --             --             --
Other Income and Expenses

  Interest Expenses                                      4,046          2,454         16,102         24,832

  Interest Income                                         --             (249)          --             (249)
                                                   -----------    -----------    -----------    -----------

  Total Other Income and Expenses                        4,046          2,205         16,102         24,583
                                                   -----------    -----------    -----------    -----------


Net Loss                                           $   (17,237)   $  (232,155)   $  (328,221)   $(1,357,804)
                                                   ===========    ===========    ===========    ===========

Net Loss per share (basic and assuming dilution)   $     (0.00)   $     (0.06)   $     (0.18)   $     (0.32)
                                                   ===========    ===========    ===========    ===========


Weighted Average Common Shares Outstanding           1,987,734      4,188,375      1,812,734      4,188,375
                                                   ===========    ===========    ===========    ===========


 See accompanying notes to unaudited condensed consolidated financial statements

                               UC HUB GROUP, INC.
                 (Formerly Expertise Technology Innovation, Inc)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED APRIL 30,

                                                      2004           2003
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                               $  (328,221)   $(1,357,804)
   Adjustments to reconcile net income (loss) to cash provided by operating activities:

     Depreciation and Amortization                      11,271          8,117

     Common stock issued  for services rendered                       164,000
   (Increase) decrease in assets

     Accounts receivable                                  --          343,565

     Other assets                                       (4,200)        (2,712)
   Increase (decrease) in Operating Liabilities
     Accounts payable                                  125,088        267,296

     Accrued expenses                                  141,078          1,843

     Contingent liabilities                               --               79
                                                   -----------    -----------

       NET CASH (USED IN) OPERATING ACTIVITIES         (54,984)      (575,616)

CASH FLOWS FROM INVESTING ACTIVITIES

     Security Deposit                                  (25,000)       (27,113)

     Asset purchase                                    (37,331)       (69,026)
                                                   -----------    -----------

       NET CASH (USED IN) INVESTING ACTIVITIES         (62,331)       (96,139)

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank overdraft                                         --          (35,892)

   Cash from stock subscription                        100,000         21,000

   Cash from sale of common stock                      180,000        222,999

   Cash from convertible loan proceeds                    --          530,000

   Cash from loan proceeds                             (22,975)        20,000
                                                   -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES       257,025        758,107

       Net increase (decrease) in cash                 139,710         86,353

       Cash, beginning of period                       130,559        139,388
                                                   -----------    -----------
       Cash, ending of period                      $   270,269    $   225,741
                                                   ===========    ===========

     Supplemental Disclosures:
       Cash paid for interest                      $      --      $      --
                                                   ===========    ===========
       Cash paid for taxes                         $      --      $      --
                                                   ===========    ===========
     Non-Cash Investing and Financing Activities
       Common stock issued for services            $      --      $   164,000
                                                   ===========    ===========
       Loans converted to Common Stock             $    93,567
                                                   ===========
       Stock subscriptions fulfilled               $ 1,984,272
                                                   ===========
       Preferred stock converted to common stock   $   820,000
                                                   ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                               UC HUB GROUP, INC.

                (FORMERLY EXPERTISE TECHNOLOGY INNOVATION, INC.)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine-month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the July 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 8-K, as amended.

BUSINESS AND BASIS OF PRESENTATION

UC HUB Group, Inc., formerly known as Expertise Technology Innovation, Inc. (the "Company") was formed under the laws of the State of Nevada in 1998. The Company, through its wholly-owned subsidiary, AllCom USA, Inc. ("Allcom") is a reseller of telecommunications services (see Note B). The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, AllCom USA, Inc. and United Communications Hub, Inc. Significant inter-company transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $328,221 and $1,357,804 during the nine months ended April 30, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $2,310,327 as of April 30, 2004 (see Note D).

STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the subsequent periods.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or Results of operations.

During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003, and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to VIE's created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact on its financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

NOTE B - ACQUISITION AND CAPITAL RESTRUCTURE

On March 5, 2004, the Company completed an Agreement and Plan of Merger ("Merger") with United Communications Hub, Inc. ("UCI"). Prior to the Merger, the Company was an inactive corporation with no significant assets or operations. For accounting purposes, UCI is the surviving entity. In accordance with SFAS No. 141, UCI was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of UCI's capital structure

For accounting purposes, UCI has accounted for the transaction as a reverse acquisition and UCI is the surviving entity. The total purchase price and carrying value of net assets acquired was approximately $45,764. From March, 1998 until the date of the Merger, ETI was an inactive corporation with no significant assets and liabilities. UCI did not recognize goodwill or any intangible assets in connection with the transaction.

Effective with the Merger, all previously outstanding common stock owned by UCI's stockholders was exchanged for an aggregate of 4,188,375 shares newly issued Series-A Preferred Stock of the Company. The value of the stock issued will be the historical cost of the Company's net tangible assets, which did not differ materially from their fair value. Outstanding options and warrants of UCI became options and warrants of the Company based upon the same exchange ratio, as used in the Merger. Each share of Series-A Preferred Stock is convertible at any time at the option of the holders into three shares of common stock. The Series-A Preferred Stock has a voting preference of 60 votes per share on all matters requiring a vote of the stockholders.

Following the Merger, the Company changed its name to UC Hub Group, Inc.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value per share and 100,000,000 shares of common stock, $0.001 par value per share.

Pursuant to the Merger with UCI (see Note B), the Company issued an aggregate of 4,188,375 shares of Series-A Preferred Stock in exchange for all previously outstanding common stock owned by UC Hub stockholders. The value of the stock that will be issued was the historical cost of ETI net tangible assets, which did not differ materially from their fair value.

NOTE D - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $328,221 and $1,357,804 during the nine months ended April 30, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $2,310,327 as of April 30, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company's management is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the discussion on forward-looking statements that follows this section.

OVERVIEW

The Company is a holding company comprised of software solutions for cities and conducts its operations through its wholly-owned subsidiaries or divisions, UCI, OurTown2, AllCom USA, Inc. ("AllCom") and eSAFE Inc. UCI's existing revenue has been generated by AllCom which is a reseller of long-distance telecommunications services to business and individuals in various states throughout the United States.

Separately, UCI is seeking to broaden the nature of the Company's services which will be centered around a "Digital City" concept as described below.

UCI is a distributor of digital, bundled services and software solutions for small to medium sized cities and affinity groups. The services presently being offered today include banking, communications, and government management. It is the strategic plan to offer additional bundled services to the Digital City and its inhabitants in the future. However, today's focus is on the passive recurring revenue of transactional-based banking services that lie at the nucleus of one of the new operating divisions along with the traditional communications revenue.

AllCom

AllCom is the telecommunications subsidiary that has been in existence since 1991 and has been the primary source of revenue to date. Allcom has recently completed an update of its own proprietary software code that will be compliment and interface with both the software used by the other subsidiaries discussed below. AllCom has developed "OnTrac" - a real-time online management software for sales channels. The sales agent or master distributor can log on, and with various levels of security, review individual customers' telecommunications requests, reports, projections of revenue, and operational issues. AllCom has also completed the "My eAccount," which is a user friendly interface for the customer to monitor his billing, usage, and budget or projections. In addition to OnTrac, and My eAccount, the Company has just completed audit reconciliation software that reviews the CDR (Call Detail Records) submitted by larger, wholesale telecommunication carriers, while comparing and auditing the billing invoices to make sure there is true reconciliation, and thus, profit. The combination of these software codes will now interface in part or in whole with eSafe (our new business described below) and will allow for transactional-based billing. The flexibility of these codes will now allow AllCom to add or delete line items in real time for billing, collection and customer service, all of which are in house. This flexibility allows for the Company to add entertainment, health services, government services, banking services, educational services and other such line items easily. The significant part of the flexibility of these line items is the ability to increase profit quickly per customer by simply adding more services and not incurring more costs.

The sales and marketing of the additional bundled services to affinity groups and municipalities will begin to take place in June, 2004. The Company is cautiously optimistic about the growth potential of its financial services, government services and communications products and the infrastructure in place, although no assurances can be given that the Company will be successful. Subsequent to the end of the third quarter, the Company reached a favorable settlement of litigation which had a potential liability of $1,070,000. This material adjustment will be reflected in the financial statements in the fourth quarter.

eSafe, Cards, Inc.

The Company offers its proprietary cash card management and processing software and created a new subsidiary - eSafe Cards, Inc. The Company plans to utilize its cash cards in conjunction with its direct and indirect strategic relationships with banking software companies, e.g., eCelerity, National Merchant Centers, Concorde EFS, Star and the Cirrus Networks, Visa and MasterCard to introduce our own "eSafe Cash Card." It is our intent to focus on an aggressive sales and marketing campaign to expand the customer base and install the transaction-based Digital City solutions.

eSafe Cards, is the transaction-based platform that intends to provide credit and debit card processing services to merchants and deliver specialized processing services related to the creation and delivery of, processing and servicing of payroll cards and gift cards to Digital Cities. In addition, by bundling these services an individual will be offered a community eSafe Card referred to as a "Pocket Bank". eSafe Cards intends to, by managing the switching, authorization and settlement functions along with servicing cardholders related to these services, generate passive recurring revenue. The Company has hired a former senior manager from Concord EFS, recently acquired by First Data Corporation, to run this eSAFE Cards beginning in June 2004 The Company will offer its own proprietary software through eSafe processing. With the requisite software and banking strategic alliances in place eSafe Processing, expects to have or offer the ability to:

         o        Visa and MasterCard support,

         o        Customer and cardholder on-line reporting,

         o Customer and cardholder multi-lingual live agent and Interactive Voice Response support 24 hours a day, seven days a week,

         o Manage risk using custom developed proprietary software which is intended to comply with a variety of federal laws relating to banking and credit transactions,

         o Customer implementation and ongoing servicing with web based tools and strategic employees, and

         o Manage the communication channels between the key parties including financial institutions, data processors and the Company.

OurTown2

OurTown-2 is the citizen relationship management software code that has been sold and/or licensed to multiple cities throughout the United States to facilitate the interface between residents and the government. The software assets were purchased out of the bankruptcy of govt.com for $25,000 in cash and 250,000 shares of R144 common stock. This government based software code ("OT2") has been updated and enhanced to include expanded transactional-based services for a municipality to increase revenue while maintaining the audit requirements it needs to comply with state and federal funding programs. OT2's companion product, i311 helps governments reduce the burden on their 911 call centers by providing online answers to citizens' frequently asked questions. The value/benefit to the municipality is convenient communications and decision making and improved workflow on a 24 hour seven day basis. The new and improved OT-2 software can schedule, track, manage, report, query, do costing analysis, budget and allocate resources. The Company recently entered into a contract with a New York community to provide licensing for the OT2 product. The Company has hired the two founders and senior programmers of the OT2 software company to launch this subsidiary and brand it as, OurTown2, a UCHub company.

Conclusion

Management is focusing its attention on the roll out and successful implementation of the sales and marketing phase for eSafe and OurTown2 with a focus on e-banking and financial related transactional services. It believes that its experience in operating AllCom with process intensive software while providing customer service, billing and collection, complimented by what we believe is robust and bundled proprietary software, should significantly differentiate our future Digital City markets, although no assurances can be given.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties. There have been no material changes in our critical accounting estimates or our application of these estimates in 2004.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2004 TO THE THREE MONTHS ENDED APRIL 30, 2003

Revenue

The Company's total revenue was $615,487 for the three-month period ended April 30, 2004 compared to $760,705 for the same period ended April 30, 2003, a decrease of 19.09%. UCI consolidated its telecommunications businesses in the spring of 2003 by closing one office, reducing duplication in its operations including billing companies, streamlining its regulatory filings, and eliminating unnecessary employees. At the same time, UCI ceased servicing customers which were not paying promptly. This had the effect of reducing revenue but improving the overall results of operations. UCI now operates all of its telecommunications business through AllCom.

Gross Profit

The Company's gross profit was $231,188 or 37.6% for the three months ended April 30, 2004 versus $224,803 or 29.6% for the three months ended April 30, 2003. The increase in gross profit during the period resulted from the elimination of marginal business, and improved results from ongoing division.

Costs and Expenses

Selling, general and administrative ("SG&A") expenses excluding depreciation and amortization which were minimal, for the three-month period ended April 30, 2004 decreased $211,130 from $451,753 to $240,623, or 46.74%. The decrease is attributable to expense savings from discontinued customers with bad credit ratings, along with UC Hub's operating efficiencies.

Interest Expense

The Company incurred $4,046 of interest expense during the three months ended April 30, 2004 versus $2,454 during the three months ended April 30, 2003, which is an increase of $1,591 or a 64.83% increase. The increase is a result of the Company having less debentures in the prior three month period.

Net Income (Loss)

Our net loss for the quarter ended April 30, 2004 was $17,237 in contrast to a loss of $232,155 for the quarter ended April 30, 2003. The improvement and generation of net income was due primarily to a significant decrease in that was being duplicated by both operating companies throughout most of the fiscal year July 31, 2003, a diminished bad debt quotient and improved margins from on going business.

Our net income per common share (basic and diluted) was $0.00 for the three months ended April 30, 2004 and $(0.06) for the three months ended April 30, 2003.

The weighted average number of outstanding shares was 1,987,738 and 4,188,375 for the three months ended April 30, 2004 and 2003, respectively.

COMPARISON OF THE NINE MONTHS ENDED APRIL 30, 2004 TO THE NINE MONTHS ENDED APRIL 30, 2003

Revenue

The Company's total revenue was $1,843,777 for the nine-month period ended April 30, 2004 compared to $1,813,822 for the same period ended April 30, 2003, an increase of $29,955, or 1.65%. The nominal increase is a result of competitive pressures in the telecommunications marketplace.

Gross Profit

The Company's gross profit was $494,094 or 26.8% for the nine months ended April 30, 2004 versus $196,904 or 10.86% for the nine months ended April 30, 2003. The $297,190 increase in gross profit is a result of the Company eliminating marginal business and improved margins from the remaining core clients.

Costs and Expenses

SG&A expenses for the nine-month period ended April 30, 2004 decreased $671,041 from $1,465,984 to $794,943, or 45.77%. The decrease is primarily attributable for the reasons expressed above. The nine months numbers do not reflect a $56,024 loss the Company incurred from the disposition of assets.

Interest Expense

The Company incurred $16,102 of interest expense during the nine months ended April 30, 2004 versus $24,832 during the nine months ended April 30, 2003, which is a 35.16% decrease. The decrease is a result of the Company having converted all of its convertible debentures.

Net Loss

Our net loss for the nine months ended April 30, 2004 was $328,221 in contrast to $1,357,804 for the nine months ended April 30, 2003. The $1,029,583 decrease in net loss was due primarily to the Company consolidating its expenses and ceasing non-producing operations.

Our net loss per common share (basic and diluted) was $(0.18) for the nine months ended April 30, 2004 and $(0.32) for the nine months ended April 30, 2003.

The weighted average number of outstanding shares was 1,812,734 and 4,188,375 for the nine months ended April 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, the Company had a working capital deficit of $2,310,327. The Company generated a deficit in cash flow from operations of $54,984 for the nine-month period ended April 30, 2004. The deficit in cash flow from operating activities for the nine-month period ended April 30, 2004 is primarily attributable to the Company's net loss from operations of $328,221, adjusted for depreciation and amortization of $11,271 a decrease in prepaid expenses of $4,200 and an increase in operating liabilities of $266,166.

Cash flows used in investing activities for the nine-month period ended April 30, 2004 consisted of the acquisition of $37,331 of equipment used in operations and an additional $25,000 used to secure assets used by the Company.

The Company met its cash requirements during the period through proceeds from the issuance of common stock of $180,000, stock subscription of $100,000, net of repayment of $22,975 of loan principal. This resulted in net cash provided by financing activities of $257,025.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Capital Expenditures and Commitments

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. Without substantial financial resources we do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Off-balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.


FORWARD-LOOKING STATEMENTS The statements in this Report relating to our expectations, including those relating to implementation of our new business model, our commencing new operations, our expected success in launching our new lines of business , our ability to raise capital and the adequacy of our working capital, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) general domestic and international economic and business conditions including political unrest, currency fluctuations and tariffs, (2) increased competition in our markets and products, (3) our investment bankers' ability to sell our securities and (4) our ability to commercialize our new services and attract customers for them.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on this evaluation, Mr. Larry Wilcox, our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Subsequent to April 30, 2004, we reached a favorable settlement of the litigation with Qwest Communications, Inc. and the dispostion of the previously incurred $1,070,000 obligtion to Qwest Communications, Inc. More information will be supplied in our Form 10-KSB for the year ended July 31, 2004.

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.

(b) Not applicable.

(c) Effective with the Company's Merger on March 5, 2004, all previously outstanding shares of common stock owned by UCI's stockholders were exchanged for an aggregate of 4,188,375 shares newly issued Series-A Preferred Stock of the Company.

(d) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended April 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:



                      ISSUER PURCHASES OF EQUITY SECURITIES
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
                                                                                                           (d)
                                                                                                    Maximum Number (or
                                   (a)                    (b)                   (c)                 Approximate Dollar
                             Total Number of       Average Price Paid       Shares (or Units)      Value) of Shares (or
         Period              Total Number of       per Share (or Unit)     Purchased as Part of    Units) that May Yet
                            Shares (or Units)                               Publicly  Announced     Be Purchased Under
                                Purchased)                               or Plans or Programs (1)  the Plans Programs (1)

------------------------- ----------------------- ----------------------- ----------------------- -----------------------
   02/01/04-02/29/04                0                       $0                      0                       0
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
   03/01/04-03/31/04                0                       $0                      0                       0
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
    04/01/04-4/30/04                0                       $0                      0                       0
------------------------- ----------------------- ----------------------- ----------------------- -----------------------

(1) We have not entered into any plans or programs under which we may repurchase its common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We mailed to our stockholders an Information Statement on Schedule 14C filed with the Securities and Exchange Commission on April 23, 2004 which was sent in connection with the change of control occurring as a result of the reverse merger. No vote or consent occurred.

ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

(a) Exhibits

    2.1     Agreement and Plan of Merger (1)

    2.2     Amendment to the Agreement and Plan of Merger (1)

    2.3     Second Amendment to the Agreement and Plan of Merger(1)

    3.2     Certificate of Amendment filed on January 16, 2004 (2)

    10.1    Employment Agreement with Larry Wilcox

    31.1    Certification of CEO and CFO

    32.1    Section 1350 Certification by CEO and CFO

---------
(1) Contained in Form 8-K filed on March 9, 2004.

(2) Contained in Form 10-KSB filed on February 5, 2004.


(b) Reports filed on Form 8-K during the three months ended April 30, 2004

On March 9, 2004, the Company filed a Current Report on Form 8-K dated March 5, 2004 reporting under items 2 and 7, the Company's merger with UCI.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UC Hub Group, Inc.
                                       (formerly Expertise Technology
                                       Innovation, Inc.)
                                       (Registrant)

Date: June 21, 2004                    /s/ Larry Wilcox
                                       ----------------
                                       Larry Wilcox
                                       Chief Executive Officer and Chief
                                       Financial Officer