Form 10KSB
period 2004-07-31
UC Hub Group Inc
filed 2005-01-12
CIK 1072935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ____________________________________________________

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 001-15665

                               UC HUB GROUP, INC.
               (Exact name of issuer as specified in its charter)


              NEVADA                                      88-0389393
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  10390 COMMERCE CENTER DRIVE, SUITE 250
      RANCHO CUCAMONGA, CALIFORNIA                          91730
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (909) 945-8563

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
                                                     PAR VALUE $0.001 PER SHARE.
                                                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $2,376,270.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 30, 2004: $2,144,771.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 30, 2004: 5,361,929 shares.

     Documents incorporated by reference: None.

                                TABLE OF CONTENTS

Item 1.     Description of Business. . . . . . . . . . . . . . . . . . . . .   1
-------     ------------------------
Item 2.     Description of Property. . . . . . . . . . . . . . . . . . . . .  10
-------     ------------------------
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  10
-------     ------------------
Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . .  10
-------     ----------------------------------------------------
Item 5.     Market for Common Equity and Related Stockholder Matters . . . .  11
-------     ---------------------------------------------------------
Item 6.     Management's Discussion and Analysis or Plan of Operation. . . .  12
-------     ----------------------------------------------------------
Item 7.     Financial Statements . . . . . . . . . . . . . . . . . . . . . .  15
-------     ---------------------
Item 8.     Changes In and Disagreements With Accountants on Accounting and
-------     ---------------------------------------------------------------
            Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .  15
            ---------------------
Item 8A.    Controls and Procedures. . . . . . . . . . . . . . . . . . . . .  15
--------    ------------------------
Item 9.     Directors and Executive Officers of the Registrant . . . . . . .  16
-------     ---------------------------------------------------
Item 10.    Executive Compensation. . . . . . . . .. . . . . . . . . . . . .  20
--------    -----------------------
Item 11.    Security Ownership of Certain Beneficial Owners and
--------    ---------------------------------------------------
            Management and Related Stockholder Matters . . . . . . . . . . .  22
            -------------------------------------------
Item 12.    Certain Relationships and Related Transactions . . . . . . . . .  23
--------    -----------------------------------------------
Item 13.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  23
--------    ---------------------------------
Item 14.    Principal Accountant Fees and Services . . . . . . . . . . . . .  25
--------    ---------------------------------------

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

     Statements in this Form 10-KSB Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

     In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report.

GENERAL

     UC Hub is a software development and distribution company with primary interests in digital communications and digitally based products and services necessary to support the corporate vision of the "Digital City." During the year ending July 31, 2004, we had two wholly owned subsidiaries and a software division:

- AllCom USA, Inc., a licensed and web centric telecommunications services provider with Wi-Fi and VoIP offerings, a wholly owned subsidiary;

- eSAFE, Inc., a developer and distributor of bank sponsored debit and payroll cards and related services, a wholly owned subsidiary; and

- OurTown2, a municipal government software application designed to manage the interface between a municipal government and its constituents or e-citizens.

     For the fiscal year covered by this Annual Report, our primary source of income was from the activities of AllCom USA.

HISTORICAL DEVELOPMENT

     In February 1999, United Communications Hub, Inc., a California corporation, was formed as a telecommunications company that initially began as a switchless long distance reseller. It was our initial intent to also become a certified local exchange carrier in order to provide a full range of local and long distance vertical services. This was to be the foundation of our electronic distributive concept of the "Digital City" where integrated services could be distributed and billed from digital hubs over fiber and in the future, wireless mediums. The original corporate strategy was to develop or acquire the technologies as well as those products and services necessary to support the "Digital City" concept which would subsequently drive electronic transactions.

     In September 2002, we acquired AllCom USA, Inc., a Nevada corporation, which is a licensed carrier that had approximately $2.6 million a year in revenue. AllCom USA had a support infrastructure in place as a switchless reseller of long distance and related services.

     In September 2003, we formed a new wholly owned subsidiary, eSAFE, Inc, a Nevada corporation, as our financial services arm to provide electronic payments, cash cards and related custom transactional based services to local communities.

     In March 2004 we merged with a wholly owned subsidiary of Expertise Technology Innovation, Inc., which resulted in a change of control of that company as discussed below. See "Change of Control."

     In July 2004, we acquired the assets and intellectual properties of Govt.com and created an operating division to write, re-work and market municipal government software under the name OurTown2. This acquisition helped fill a void for software support in the Digital City vision.

BUSINESS

     Our overall strategic plan is to continue to develop, add and offer other synergistic services that drive electronic payments and transactions (eSAFE) to multiple clients. We believe in the evolution from an Internet-based (web centric) environment of today to a wireless technology (more mobile centric) environment in the future. We expect that this convergence of Internet and wireless technologies will provide economies of scale and ease of use that will support transaction-based and usage-based business. The long-term vision is to support the convergence of biometrics, Internet and wireless technologies (web centric/mobile centric) to enable user-friendly banking and commercial transactions. This will be supported by a usage gateway that facilitates revenue-generating services achieved through industry partnerships and strategic alliances. Our current focus is to continue to expand the traditional communications revenue base of systems and network services (AllCom USA), service our new municipal software, and OurTown2 clients, while expanding the municipal base, and introduce the passive recurring revenue of transaction-based electronic payments using payroll, gift and cash cards sponsored by banks which is the nucleus of eSAFE. We expect that eSAFE as the transaction based business, will eventually evolve from the traditional magnetic striped card into the biometric security systems, which may include various secure biometric tools that are in compliance with the Patriot Act for wired and wireless delivery.

     Each of our subsidiaries has unique products and services that incorporate proprietary software source code that we have developed directly or acquired. The software infrastructure is a key element in not only differentiating our offerings, but also providing our customers the ability to adjust to the constant changes in the marketplace. The applications are real-time on-demand applications. Our intellectual properties are key assets that we expect will create barriers to entry for the competition with respect to development and implementation times for competing software applications. We believe that as the applications from the digital distribution hub increase, the consolidation of software interface will become even more efficient, and our client's acquisition costs should go down while the return on investment increases.

     AllCom USA, Inc. Since 1991, AllCom has built a reputation for providing quality service and responsive support. AllCom is perceived as big enough to compete, but small enough to provide individualized care for the customer. Through AllCom, we offer services generally available through the top three largest telecommunications companies while maintaining the small company mentality of caring and support, whereby agents and customer support personnel know the customers on a first name basis. AllCom also now offers VoIP, engineering, cabling and Wi-Fi to compliment its offering. The evolution of this "communications" software will now move to both web centric and mobile centric applications.

     AllCom is a facility based carrier utilizing a softswitch for some services and a reseller of basic telecommunications products and servicesAllCom holds FCC certification as well as state certifications in all the states where it does business. AllCom currently buys long distance wholesale services (interstate and intrastate) from companies such as Qwest and WilTel and resells them to business and residential consumers. It has offered, VoIP, systems, Wi-Fi, Internet services, dedicated services, calling cards, 800 numbers, long distance, web casting, bridge conferencing and related telecommunications services. AllCom also allows for the short-term development of specialized custom services through the softswitch. Sales are made through independent telecommunications agents and in house agent/engineer technical teams. These agents likely sell AllCom's services and systems alongside competing telecommunications companies. AllCom maintains a limited and specialized direct sales force.

     AllCom's attention has been focused on building web centric and modular support infrastructure while increasing the portfolio of intellectual property. AllCom's efforts have been directed at improving agent and customer service support by providing Internet-based access for customer enrollment, customer billing, and agent support. We have developed an Internet-based agent account management system called OnTrac(TM) which allows the agent a tool to track the status of a customer's switchover, and the usage and income accordingly.

     A web-based interface for customers (My eAccount) provides customers with the ability to access and review their services and billing. The mandated third-party verification process has also been automated. All of these steps are designed to minimize the number of calls directly to AllCom's customer service group by providing high-quality, easy-to-use information to both agents and customers. The current support infrastructure is capable of supporting considerable growth without a corresponding growth in employees and results in efficiencies for AllCom.

     AllCom has developed an automated audit/reconciliation process that compliments the proprietary internal support infrastructure software described above. This risk management process reviews, audits, and identifies any differences in carrier versus AllCom billing while checking for accuracy and integrity. The software daily reviews the call detail records submitted by major Tier I carriers, and cross checks for errors and duplication. It also monitors and automatically notifies the staff when there are spikes in customers business that may or may not represent concern or misuse. This software is expected to reduce overbilling, underbilling, and expensive redundancies while managing risk. We currently have a base of approximately 2,000 customers; 25 percent of those being business customers with a monthly billing of almost $400 per customer. The residential billing of $35 per customer per month is above the national average of $18. At this time, the total traffic carried and billed is about 4.2 million minutes per month of which 10 percent is the higher margin international toll.

     Future plans include a strategic conversion to a VoIP and softswitch capability and to run all calling card transactions through the eSAFE debit/phone cards. The plans are to place the switches based on traffic volume thus reducing the overall cost of goods sold. The long-term objective would be to achieve a one percent share of the $100 billion plus long distance market complemented with related vertical service offerings. In addition, AllCom has initiated an interconnect division, which today provides VoIP, and Wi-Fi services to small and medium sized business. Some of these systems are manufactured by Nortel, NEC, Avaya, and Altigen. The objective is to offer these services in our Digital Cities with a first year sales target of $1.5 million within specific local markets and then rapidly expand that to other cities/markets. As the Digital City model is rolled out, then the strategic partners will be asked to share advertising and marketing in the Digital City.

     eSAFE, Inc. eSAFE is designed specifically to provide financial services as a transaction-based business of electronic payments and related digital banking. It is at the nucleus of our business and is the hub of the Digital City concept. eSAFE will run over the Star, Plus, and First Data networks in the future. All of our debit or credit related transactions for the participating consumer, affinity group, business, or government entity are centrally managed through the eSAFE processing. With strategic relationships and acquisitions, eSAFE now possesses its own proprietary processing software code. eSAFE's current products and services which are bank sponsored are:

-    Bank and credit card processing.

-    Payroll cards.

-    Pre-paid debit cards (also referred to as "cash cards").

-    Gift cards.

-    College/teen cards.

-    Allowance cards.

-    Merchant services.

- ATM processing services and the sale or lease of related point of sale equipment.

     We have hired former First Data employee, Alice Kong to be the president of eSAFE. Ms. Kong has a 30 year background in banking with specific expertise in the area of card services. eSAFE has signed initial agreements with three processors and two banks that it will use for bank sponsored cards. The first group of eSAFE cards will be distributed in the first quarter of 2005. eSAFE has also signed nearly 100 sales agents to date and will actively begin marketing its menu of services during the first quarter of 2005. Over the past fiscal year, eSAFE has been engaged in research and development, setting up websites, and establishing relationships with processors, sales channels, risk management firms, security, regulatory, banks and merchants.

     OurTown2. OurTown2 is our municipal government software that interfaces customer or citizen with municipal government management software that has been sold and/or licensed to multiple cities throughout the United States. The base software code has been updated and enhanced to include expanded transaction-based services for a municipality to increase revenue while maintaining the audit requirements needed to comply with state and federal funding programs. A companion product helps governments reduce the burden on their 911 call centers by providing online answers to citizens' frequently asked questions. The software can schedule, track, manage, report, query, do costing analysis, budget and allocate resources.

     OurTown2 currently has software license and maintenance contracts with 11 cities, including Atlanta, Georgia, with online services available to over one million residents. The 11 cities can now be offered some of our complimentary software services including VoIP, Wi-Fi, payroll and electronic payments. The software helps municipalities manage their city infrastructure and makes the interface with their citizens more responsive and natural. Our OT2.com website details our government services division and the respective services that are offered. We believe that the combination of the software from AllCom and eSAFE will make this government/citizen software highly differentiated.

Change in Control

     Expertise Technology Innovation, Inc. Before the change in control discussed below, Expertise Technology Innovation, Inc., incorporated in Nevada on March 23, 1998, as Make It Happen Management, was a development stage company with limited business operations. In May 2000, Make It Happen Management changed its name to e-Channels Corporation. In December 2001, e-Channels Corporation entered into a letter of intent to acquire a Canadian company, Expertise Technology Innovation, Inc. In anticipation of the business combination, e-Channels Corporation changed the company name to Expertise Technology Innovation, Inc. Before the change of control, Expertise Technology Innovation, Inc. had suspended operations.

     On March 5, 2004, in accordance with an Agreement and Plan of Merger dated May 28, 2003, New ETI, Inc., a California corporation, and a wholly owned subsidiary of Expertise Technology Innovation, Inc., merged with and into United Communications Hub, Inc., a California corporation, with United Communications Hub continuing as the surviving corporation and as our wholly owned subsidiary. We changed our name on June 2, 2004 from Expertise Technology Innovation, Inc. to UC Hub Group, Inc.

     In connection with the merger, we issued 4,231,292 shares of our Series A preferred stock to the stockholders of United Communications HUB. Larry Wilcox,
V. William Thompson, and Michael Sharbrough were elected to our board of directors. Our previous officers and directors resigned. Mr. Wilcox was appointed our president and chief executive officer and chief financial officer and Ms. Karen Sharbrough, the wife of Michael Sharbrough, was appointed our vice president of operations, and secretary.

     As a result of the merger, and assuming that all shares of our Series A preferred stock are converted into shares of our common stock, the stockholders of United Communications HUB who were stockholders immediately prior to the merger own approximately 86 percent of our issued and outstanding shares, and our stockholders who were stockholders as of March 5, 2004 retained approximately 14 percent of our issued and outstanding shares. Each share of our Series A preferred stock entitles the holder to 60 votes on each matter that may come before a meeting of the stockholders. Therefore, the stockholders of United Communications HUB who were stockholders immediately prior to the merger now hold approximately 99 percent of our voting power.

     Because of the change in ownership of voting stock and the composition of the board after the closing of the agreement, there was a change in control.

EMPLOYEES

     Currently, we have 13 employees. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. Considered one of the fastest growing areas in the United States, the Inland Empire area of southern California, where we are located, is expected to provide a ready source of available labor to support our growth.

Risk FACTORS

RISKS RELATING TO OUR BUSINESS

Growth by acquisition.

     Our business strategy includes the implementation of the Digital City model around eSAFE and subsequently attaining most of our future growth through our ability to successfully execute our acquisition model which is contingent upon our municipal applications directly connected to our digital transactional hub. Any time a company's growth strategy depends on the acquisition of other companies there is substantial risk. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete them, and manage post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities. If the business becomes impaired, there could be partial or full write-offs attributed to the acquisition.

Competition.

     We face intense competition in all the business segments in which we have identified to do business. Some competitors will have substantially greater resources, including greater financial resources, larger customer base, and greater name and brand recognition. Any of these circumstances could have a material adverse effect on our business development, financial condition, and results of operations. The following describes the competition with the segments of our business.

     AllCom USA. The marketplace has hundreds of resellers competing for a share of the long distance business. Since AllCom has been in business for 12 years, we feel that with the relationships of the UC Hub Group of companies, eSAFE, and OurTown2 with its Digital Cities, AllCom has a natural access to customers that that enables us to cross sell our telecommunications products and services to a broader customer base than our competitors. Some of AllCom's principal competitors are AT&T, Sprint, MCI, PNG, TMC, TNCI, ACCXX, Cognigen, Covista, ECG, and Americom.

     eSAFE. The primary competitors of eSAFE are WildCard, Bank of America, Visa, First Data, and Clarity. These groups have mature brands and position in the marketplace but have only just begun to market the pre-paid cash card. Other groups in the financial services area include Metavante, TSYS, FSV, Galileo Processing, NetSpend, Lynk, WildCard, and Alliance Data Systems. In some cases these competitors offer an existing customer base, integrated software and capital but have been slow to move into the marketplace. Some of their basic strategy has been limited to banks and or their existing customers. eSAFE believes that there is a two year window of opportunity in domestic and international markets. Western Union First Data, Metavante, Wild Card Systems, TSYS, FSV, Lynk and Money Gram are the most significant competition in terms of funds transfer and related debit card opportunities. eSAFE's competitive advantage is in ease of use and cost per transaction and its ability to add products to the Digital City with complimentary services which the Company believes may be key factors for key municipal verticals.

     OurTown2. In the high-end market, HTE is the leader in municipal government software with a focus on accounting. They have a small work order module attached to a utility management system and have acquired Click2Gov for Internet capabilities. Another competitor is Sun Coast, which sells a 311 call center solution with CRM back-end. As for the mid-range market, some of our significant competitors are Accela, Azteca, GIS-centric, Asset Management System, Hansen, and CarteGraph. The Internet based market also provides competitors, some of whom are EGovernment, County e-gov, and EGov.

Future capital requirements; uncertainty of future funding.

     Our plan of operation calls for additional capital to facilitate growth and support our long-term development and acquisition strategy marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and acquisitions marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future activates programs.

There is substantial doubt that we can continue as a going concern.

     We expect to incur significant capital expenses in pursuing our development and acquisition strategy plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next 12 months. While we hope we will be able to generate funds necessary to maintain our operations, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business model plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of in revenues, there is a substantial doubt of our being able to continue as a going concern.

     Additionally, it should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements.

Dependence on key employees.

     Our business is dependent upon our senior executive officers, principally, Larry Wilcox and Alice Kong. Mr. Wilcox understands the distribution hub arena and has positioned us to offer some key vertical services to a Digital City. Ms Kong has a substantial network in the financial services arena and is expected to leverage these relationships to promote the growth of eSAFE. We have employment agreements with Mr. Wilcox, Ms. Kong and John Cheney, all of whom have indicated a desire to continue their employment with us for the long term. Our business may be adversely affected if either of Mr. Wilcox or Ms. Kong left our employ. In the event of future growth in administration, marketing, manufacturing and customer support functions, we will need to increase the depth and experience of our management team by adding new members. Our success will depend to a large degree upon the active participation of our key officers and employees. Loss of services of any of the current officers and directors, especially Mr. Wilcox or Ms. Kong, could have a significant adverse effect on our operations and prospects. There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

Need for additional specialized personnel.

     Although we are committed to the continued development and growth of our business, the addition of specialized key personnel and sales persons to assist us in the execution of our business model is essential. There can be no assurance that we will be able to locate and hire such specialized personnel on acceptable terms.

Dependence on ability to market services.

     Due to our limited resources, the execution of our business model and sales and marketing of our services has been limited to date. Our success is dependent upon our ability to execute with such limited resources.

NO PATENTS, COPYRIGHTS OR TRADEMARKS.

     We do not currently own any patents, copyrights or trademarks with respect to any of our intellectual properties. Therefore, we have no assurance that we can protect our intellectual properties from infringement by others. Further, in the event that any of our competitors are able to secure intellectual property rights protection on properties that we possess, we might be precluded from using any such intellectual property.

REGULATIONS.

     Depending on the manner in which the relationships between eSAFE and cardholders, issuing banks, processors and other third parties are ultimately structured, we may be required to comply with requirements of numerous applicable laws and regulations, such as, but not limited to, the customer identification program requirements under Section 326 of the USA Patriot Act, amendments to the Bank Secrecy Act, 31 U.S.C. Sec.5318(l), the money transmitter registration requirements under Section 373 of the USA Patriot Act, 18 U.S.C. Sec.1960 and 31 U.S.C. Sec.5330, the privacy requirements in Title V of the Gramm-Leach-Bliley Act, 15 U.S.C. Sec.Sec.1608 et seq. and the Federal Trade Commission's implementing regulations, 16 C.F.R. Parts 313 and 314, the Electronic Funds Transfers Act, 15 U.S.C. Sec.Sec.1693 et seq. and the Federal Reserve Board's implementing Regulation E, 12 C.F.R. Part 205, and the Electronic Signatures in Global and National Commerce Act, 15 U.S.C. Sec.7001, as well as state money services, money transmitter, payment instrument or similar laws and regulations.

     The FCC regulates the business of AllCom USA and the FTC governs its advertising efforts. While we have retained counsel to advise and assist us on issues of compliance, it is possible that regulatory changes could occur which could detrimentally affect our ability to market and sell our services. In addition, regulatory changes could affect rates for service or advertising which could also affect earnings negatively. Government regulation and legal uncertainties could add additional costs to doing business on the Internet and in telecom. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, in the future, laws and regulations may be adopted, and existing laws and regulations may be interpreted in a manner that address issues such as user privacy, pricing, defamation, taxation and the characteristics and quality of products and services which may have an adverse affect on our business.

Terrorism.

     Terrorist acts or acts of war may cause damage or disruption to or business or business strategy, which could adversely impact revenues, ability to do acquisitions, and financial condition.

RISKS RELATING TO OUR STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Because we are a growing company, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower stock price.

     Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that you may not be able to sell your shares at or above the price that you pay for the shares.

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2002 and 2003, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $1.55 to a low of $0.01 per share, after taking into account the one for four reverse split of our common stock which occurred on April 30, 2003. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity since the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

-    Variations in our quarterly operating results;

-    The development of a market in general for our products and services;

-    Changes in market valuations of similar companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

- Loss of a major customer or failure to complete significant transactions; - Additions or departures of key personnel; and

-    Fluctuations in stock market price and volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board in particular, has experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this Annual Report does not necessarily portend what the trading price of our common stock might be in the future.

     Moreover, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

     Our directors have the right to authorize the issuance of preferred stock and additional shares of our common stock.

     Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

     We currently have authorized and issued Series A preferred stock which entitled the holder of each share to 60 votes on each matter that may come before a meeting of the common stockholders. Consequently, it is possible for the holders of our Series A preferred stock to exercise a disproportionate control in voting rights. Subsequent series of our preferred stock could have similar or additional voting control provisions.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

     Companies trading on the OTC Bulletin Board, such as we, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Due to our failure to file this Annual Report as required by the Exchange Act, our trading symbol has an "E" affixed to it. If we do not become in compliance with reporting requirements of the Exchange Act, we will no longer be eligible for trading on the OTC Bulletin Board and will drop to the "pink sheets."

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of our common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

- The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM  2.     DESCRIPTION OF PROPERTY.

     We lease approximately 4,084 square feet of warehouse/office space in Rancho Cucamonga, California for an annual rental of $84,443. The lease expires on June 30, 2007. We believe that all of our facilities are adequate for current operations for at least the next 12 months. However, we expect that we could locate other suitable facilities at comparable rates, should we need more space.

ITEM  3.     LEGAL PROCEEDINGS.

     In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have material adverse effect on our financial position, results of operations or liquidity. We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

     On May, 25, 2004, in Cause No. 04-0553, at the American Arbitration Association located in Denver, Colorado, we reached a favorable settlement of the litigation with Qwest Communications, Inc. and the disposition of the claimed $1,070,000 obligation to Qwest. This settlement requires us to pay a $50,000 settlement fee. We recorded a gain of $1,022,238 on legal settlement as a result of this ruling during the twelve months ended July 31, 2004. In 2002, in Cause No. CV2001-0005719, in the Superior Court located in the County of Maricopa, Arizona, our landlord, the Anthem Group, sued us for breach of a lease agreement. We could not get good T-1 communications and services in the leased building. It was deemed necessary to move, since we needed to digitally distribute broadband capability. We decided to incur the cost of litigation, since we determined we were better off economically doing so than by staying in the facility. The amount owed was $35,428.01 and will be paid in full in the first quarter of 2005, pursuant to a settlement agreement.

     In July 2004, in Cause No. 0406129-M, in the District Court of Dallas County, Texas, John Fee, Roy Washburn and Travis Horton filed a lawsuit against us in Dallas County, Texas. The plaintiffs claim that there were material misrepresentations in connection with a private placement of our stock and want their investment of $50,000 each reimbursed. We will vigorously defend against the action. Inasmuch as we are still in the early stages of the litigation, we cannot venture any opinion about the prospective outcome. Presently the venue is being contested in Texas and we have requested to move the case to California.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 2, 2004, as a result of our change of control, we held a special meeting of our stockholders. The stockholders considered and voted on a proposal to change our name from Expertise Technology Innovation, Inc. to UC Hub Group, Inc. At the effective date of the change of control, we had 20,495,251 shares of common stock issued and outstanding and 2,104,736 shares of our Series A preferred stock issued and outstanding. Each share of our common stock was entitled to one vote and each share of Series A preferred stock entitles the holder thereof to 60 votes on each matter that may come before a meeting of the common stockholders. The number of votes cast by our stockholders for the change in our corporate name was 11,993,549 shares of our common stock and 2,104,736 shares of our Series A preferred stock, which had the equivalent of 6,314,208 shares of our common stock, or a total of 18,307,757 votes in favor, which number exceeded the total issued and outstanding shares of our common stock. No votes were cast against the proposal. The change of name was effective on June 2, 2004.


                                     PART II

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since the change of control and the change of our corporate name on June 2, 2004, our common stock has been quoted on the OTC Bulletin Board under the symbol "UCHB.OB." However, due to the failure to file this report on a timely basis, we have had an "E" affixed to our symbol, which is now "UCHBE.OB." Upon the filing of this report, the "E" will be removed from our symbol so long as we remain current in our reporting obligations. Before the change in control, our symbol was "ETIX.OB." The following table sets forth, for the fiscal quarters indicated, the high and low closing prices for our common stock quoted on the OTC Bulletin Board provided by the historical pricing as reflected in http://finance.yahoo.com. These quotations reflect inter-dealer prices, without mark-up, markdown or commission, and may not represent actual transactions. In addition, on April 30, 2003, our common stock was the subject of a one for four reverse split.

                                      HIGH         LOW
               July 31, 2002          $0.12       $0.10
               October 31, 2002       $0.10       $0.06
               January 31, 2003       $0.08       $0.02
               April 30, 2003         $2.32       $0.02

                                      HIGH        LOW
               July 31, 2003          $2.10       $0.20
               October 31, 2003       $1.15       $0.53
               January 31, 2004       $1.55       $0.45
               April 30, 2004         $1.35       $0.40

                                      HIGH        LOW
               July 31, 2004          $1.01       $0.51


     Since our inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

     We currently have 5,361,929 shares of our common stock outstanding and 3,305,113 shares of our Series A preferred stock outstanding. Our shares of common stock are held by approximately 180 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     See Item 11 of this Annual Report.

RECENT SALES OF UNREGISTERED SECURITIES

     On March 5, 2004, in connection with our change of control, the below described persons acquired shares of our common and preferred stock in exchange for their shares in United Communications Hub, Inc.

                                 NAME                   PREFERRED STOCK
                            Larry Wilcox                   1,616,944.33
                            Michael Sharbrough                17,291.67*
                            V. William Thompson                8,958.33
                            George Wyckhuyse                  15,883.00
                            Karen Sharbrough                  33,750.00*
                            Beth Herold                      912,961.67
                                                        ---------------
                            Total                          2,605,789.00
                                                        ===============

     * Michael Sharbrough and Karen Sharbrough are married.

     All  of  the  shares were restricted in their transfer under the Securities
Act.

     The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. Each of the parties took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to a person with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Statements included in this Management's Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to us, and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange
Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

Comparison of the Twelve Months Ended July 31, 2004 to the Twelve Months Ended July 31, 2003

     Revenue. Our total revenue was $2,372,057 for the 12 months ended July 31, 2004 compared to $2,851,877 for the same period ended July 31, 2003, a decrease of $479,820 or approximately 17 percent. We consolidated our telecommunications businesses in the spring of 2003 by closing one office, reducing duplication in operations, including billing companies, streamlining regulatory filings, and eliminating unnecessary employees. At the same time, we ceased servicing customers, which were not paying promptly. This had the effect of reducing revenue but improving the overall results of operations. We now operate all of our telecommunications business through AllCom.

     Gross Profit. Our gross profit was $882,361 or approximately 37 percent of sales for the 12 months ended July 31, 2004 versus $931,262 or approximately 32 percent of sales for the 12 months ended July 31, 2003. The increase in gross profit percent during the period resulted from consolidation efficiencies and the settlement of the Qwest liability. The decrease in gross profit dollars was the result of reduced sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the 12 months ended July 31, 2004 were $1,468,572, a decrease of $770,534 or approximately 35 percent compared to SG&A of $2,239,106 for the 12 months ended July 31, 2003. The reduction is primarily attributable to the elimination of unprofitable business as described above.

     Acquisition Costs. During the 12 months ended July 31, 2004, we incurred acquisition costs of $1,140,124, an increase of $740,524 or approximately 185 percent compared to acquisition costs of $399,600 incurred during the 12 months ended July 31, 2003. During the year ended July 31, 2004, acquisition costs consisted of $865,124 of costs associated with the Expertise Technology Innovation, Inc. merger, and $275,000 for the Govt.com acquisition. During the prior period, acquisition costs consisted of the acquisition of AllCom USA.

     Interest Expense. We incurred $44,301 of interest expense during the 12 months ended July 31, 2004, a decrease of $173,452 or approximately 80 percent compared to interest expense of $217,753 incurred during the 12 months ended July 31, 2003. The decrease is a result of having converted substantially all of our convertible debentures and eliminated the interest expense liability.

     Gain on Legal Settlement. During the 12 months ended July 31, 2004, we recognized a gain of $1,022,238 representing a favorable ruling which was received with regard to our litigation with Qwest. There was no such gain in the 12 months ended July 31, 2003.

     Net Income (Loss). Our net loss for the 12months ended July 31, 2004 was $748,398, an improvement of $1,176,799 or approximately 61 percent compared to a loss of $1,925,197 for the year ended July 31, 2003. The improvement and generation of net income was due primarily to a significant decrease in administrative overhead expense, coupled with improved margins from AllCom.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 2004, we had a working capital deficit of ($1,446,379). We generated a deficit in cash flow from operations of ($587,995) for the 12 months ended July 31, 2004. The deficit in cash flow from operating activities for the period was primarily attributable to our net loss of $748,398.

     We met our cash requirements during the period through proceeds from the issuance of common stock of $100,000 and issuance of debt of $407,025. This resulted in net cash provided by financing activities of $507,025.

     We estimate our business operational expenses during the next 12 months will be approximately $4 million.

     While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. Depending upon our ability to commercialize our new electronic cards and e card business, we may need to reduce our operations if we do not obtain any financing as anticipated or even before that date.

     Capital Expenditures and Commitments. We do not anticipate the sale of any material property, plant or equipment during the next 12 months. Without substantial financial resources we do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

     Our independent auditor's report on our July 31, 2004 financial statements included in this Annual Report states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies include revenue recognition, impairment of marketing rights and accounting for legal contingencies.

     We recognize revenue in accordance with Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements." Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

     We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     Our  business  is  more  fully  described  in Part I of this Annual Report.

RECENT DEVELOPMENTS

     Please see Item 1 of this Annual Report for the discussion of our proposed operations going forward since July 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM  7.     FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F/S-1 through F/S-7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On May 4, 2004, we dismissed our certifying accountant, Jonathon P. Rueben, CPA, An Accountancy Corporation. Mr. Rueben's reports on our financial statements for the years ended December 31, 2003 and 2002 and the period March 23,1998 (date of inception) through December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, the audit reports for the years ended December 31, 2003 and 2002 contained an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

     The decision to change our certifying accountant was approved by our board of directors. During the years ended December 31, 2003 and 2002 and the period March 23, 1998 (date of inception) through December 31, 2003, and the subsequent interim period through May 4, 2004, we did not have any disagreements with Mr. Rueben on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     During the years ended December 31, 2003 and 2002 and the period March 23, 1998 (date of inception) through December 31, 2003 and during the interim period from January 1, 2004 to May 4, 2004, Mr. Rueben has not advised us of any reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

     We engaged Russell Bedford Stefanou Mirchandani LLP as our certifying accountant as of May 4, 2004 for our fiscal year ending July 31, 2004. We had not consulted Russell Bedford Stefanou Mirchandani previously.

     During our two most recent fiscal years and any subsequent interim period prior to the engagement of Russell Bedford Stefanou Mirchandani, neither we nor anyone on our behalf consulted with Russell Bedford Stefanou Mirchandani regarding either:

- The application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements; or

- Any matter that was either the subject of a "disagreement" or a "reportable event."

     We provided Mr. Rueben with a copy of our Current Report on Form 8-K before it's filing with the SEC. We requested Mr. Rueben to furnish us with a letter addressed to the SEC stating whether he agreed with the statements made by us in our Current Report and, if not, stating the respects in which he did not agree. We filed Mr. Rueben's letter as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 14, 2004.

ITEM  8A.     CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the

Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls Over Financial Reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

ITEM  9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our directors and executive officers are:

NAME                                         AGE               POSITION                POSITION HELD SINCE
-------------------------------------------  ---  -----------------------------------  -------------------
Larry Wilcox                                  56  Chairman, President, Chief Executive                 1999
                                                  Officer, Chief Financial Officer and
                                                                Director

Michael Sharbrough                            63  Vice President of Marketing for AllCom               2002
                                                        USA, Inc., and Director

V. William Thompson                           62                Director                               1999

Karen Sharbrough                              57        President of AllCom USA, Inc.                  2004

Alice Kong                                    51          President of eSAFE, Inc.                     2004

John Cheney                                   42  Vice President of Sales for AllCom USA,              2002
                                                                     Inc.

     Our executive officers are elected annually by our board of directors. There are no family relationships among our directors and executive officers, other than Michael Sharbrough and Karen Sharbrough who are married.

     Larry Wilcox has experience in creating and developing new business ventures in the entertainment, media and the telecom and computer technology markets. Mr. Wilcox founded United Communications Hub, Inc. in February 1999 and has been our chief executive officer and chairman of the board of directors since inception. From 1999 until the present, Mr. Wilcox's Digital City vision is the map that management believes will enhance the quality and the efficiency of a municipality and eventually a state's key verticals and their respective software solutions with electronic payments. Prior to this time frame, Mr. Wilcox had a 20 year successful international career in the television entertainment industry.

     Michael Sharbrough has been the vice president of marketing for AllCom USA, Inc. since September 2002. Prior to his service with United Communications Hub, Inc. he spent over 25 years with Pacific Bell rising to the position of area vice president of government accounts. Since 1999, he has been a consultant to United Communications Hub, Inc. and AllCom USA.

     V. William Thompson has been a director of United Communications Hub, Inc. since September 1999. Since August 1999 to date, he has been a consultant to telecommunications startups, providing assistance with preparation of business plans and private placement memoranda. From 1996 through July 1999, Mr. Thompson was vice president-business planning and development for TeleHub Network Services.

     Karen Sharbrough has been the vice president of operations of United Communications Hub, Inc. since 1999. Immediately prior to joining United
Communications Hub, Inc., Ms. Sharbrough spent 25 years as a manager with Pacific Bell, California's largest telecommunications company. She was elected president of AllCom USA in 2004.

     Alice Kong has over 30 years experience in the banking and financial services industry. She began her career with Bank of America in the BankCard
Division rising to assistant vice president in national accounts servicing Fortune 500 companies. For the past five years, Ms. Kong worked as one of the top national sales agents for Concorde EFS which was recently acquired by First Data Corporation. She also serves on the board for the Western State Acquirers Association.

     John Cheney has been in the telecommunications industry for 13 years having founded AllCom in 1991. Prior to his transition into telecommunications, he was in the financial services industry as the owner of a successful mortgage brokerage business, which he subsequently sold.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended July 31, 2004, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

COMMITTEES OF THE BOARD OF DIRECTORS

     Compensation Committee. Our board of directors has recently created a compensation committee. However, no members to the committee have been appointed and the committee has not been formally organized. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. Our board adopted a written charter for the compensation committee. Since the compensation committee has been formed recently, there have been no meetings held or members appointed at the time of this Annual Report.

     Audit Committee. Our board of directors has recently created an audit committee which will be directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. Our board adopted a written charter for the audit committee. The audit committee will review and evaluate our internal control functions. Since the audit committee has been formed recently, there have been no meetings held or members appointed at the time of this Annual Report.

     The members of the audit committee will be independent as defined under Rule 4200(a)(15) of the NASD's listing standards.

     Executive Committee. We do not have an executive committee, although our board of directors is authorized to create one.

     Nominating Committee. Our board of directors has recently created a nominating committee. No meetings have been held or members appointed. The functions to be performed by the nominating committee include selecting candidates to fill vacancies on the board of directors, reviewing the structure and composition of the board, and considering qualifications requisite for continuing board service. The nominating committee will consider candidates recommended by any of our stockholders. Any such recommendation for the 2005 Annual Meeting of Stockholders should be provided to our corporate secretary by March 31, 2005.

     The policies and procedures with respect to the consideration of such candidates are set forth below.

     The recommended candidate is to be submitted to us in writing addressed to our principal offices in Rancho Cucamonga, California. The recommendation is to be submitted by the date specified in Rule 14a-8 of the Exchange Act for submitting stockholder proposals to be included in our annual stockholders' meeting proxy statement.

     The recommendation shall be in writing and shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our board of directors; and information responsive to the requirements of Regulation S-K, Item 401 with respect to the candidate; and state the number of shares of our stock beneficially owned by the candidate.

     The recommendation shall include a written statement of the candidate as to why the candidate believes that he meets the director qualification criteria and would otherwise be a valuable addition to our board of directors.

     The nominating committee shall evaluate the recommended candidate and shall, after consideration of the candidate after taking account of the director qualification criteria set forth below, determine whether or not to proceed with the candidate in accordance with the procedures outlined under "Process for Identifying Candidates" below.

     These procedures do not create a contract between us, on the one hand, and our security holder(s) or a candidate recommended by our security holder(s), on the other hand. We reserve the right to change these procedures at any time, consistent with the requirements of applicable law and rules and regulations.

     Director Qualifications Criteria. As minimum qualifications, all candidates must have the following characteristics:

-    The highest personal and professional ethics, integrity and values;

- Broad-based skills and experience at an executive, policy-making level in business, academia, government or technology areas relevant to our activities;

- A willingness to devote sufficient time to become knowledgeable about our business and to carry out his duties and responsibilities effectively;

- A commitment to serve on the board for two years or more at the time of his initial election; and

-    Be between the ages of 30 and 70, at the time of his initial election.

     Process for Identifying and Evaluating Candidates. The nominating committee's process for identifying and evaluating candidates is:

- The chairman of the board, the nominating committee, or other board members identify the need to add new members to the board with specific criteria or to fill a vacancy on the board;

- The chair of the nominating committee initiates a search, working with staff support and seeking input from the members of the board and senior management, and hiring a search firm, if necessary;

- The nominating committee identifies an initial slate of candidates, including any recommended by security holders and accepted by the nominating committee, after taking account of the director qualifications criteria set forth above;

- The nominating committee determines if any board members have contacts with identified candidates and if necessary, uses a search firm;

- The chairman of the board, the chief executive officer and at least one member of the nominating committee interview prospective candidate(s);

- The nominating committee keeps the board informed of the selection progress;

-    The  nominating committee meets to consider and approve final candidate(s);
     and

- The nominating committee presents selected candidate(s) to the board and seeks full board endorsement of such candidate(s).

COMPENSATION OF DIRECTORS

     We do not compensate any of our directors for their services as directors. However, we do reimburse our directors for expenses incurred in attending board meetings.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

-    Compliance  with  applicable  governmental  laws,  rules  and  regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability  for  adherence  to  the  code.

     A copy of our code of ethics is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto. We have posted a copy of the code of ethics on our website at www.uchub.net

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 10390 Commerce Center Drive, Suite 250, Rancho Cucamonga, California 91730, telephone (909) 945-8563, or fax (909) 945-8571.

ITEM  10.     EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to UC Hub Group, Inc. and our subsidiaries for the fiscal years ended July 31, 2004, 2003 and 2002. No other officer had compensation of $100,000 or more for 2004, 2003, and 2002.

                                               SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------
                                    ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                              -----------------------------------------------------------------------------
                                                                             AWARDS             PAYOUTS
                                                                   ----------------------------------------
                                                                   RESTRICTED    SECURITIES
                                                    OTHER ANNUAL      STOCK      UNDERLYING      LTIP       ALL OTHER
NAME AND PRINCIPAL                         BONUS    COMPENSATION    AWARD(S)    OPTIONS/SARS    PAYOUTS    COMPENSATION
POSITION                YEAR  SALARY ($)    ($)         ($)            ($)           (#)          ($)          ($)
------------------------------------------------------------------------------------------------------------------------
Larry Wilcox (1)        2004   $138,826      $0       $10,254         $0              $0           $0        $149,080
------------------------------------------------------------------------------------------------------------------------
                        2003    $14,950      $0        $1,586         $0              $0           $0        $16,536
------------------------------------------------------------------------------------------------------------------------
                        2002   $138,123      $0        $4,165         $0              $0           $0        $142,288
------------------------------------------------------------------------------------------------------------------------
Karen Sharbrough (2)    2004    $48,000      $0        $0             $0              $0           $0        $48,000
------------------------------------------------------------------------------------------------------------------------
                        2003    $48,000      $0        $0             $0              $0           $0        $48,000
------------------------------------------------------------------------------------------------------------------------
                        2002    $26,170      $0        $0             $0              $0           $0        $26,170
------------------------------------------------------------------------------------------------------------------------
Michael Sharbrough (3)  2004    $48,000      $0        $0             $0              $0           $0        $48,000
------------------------------------------------------------------------------------------------------------------------
                        2003    $48,000      $0        $0             $0              $0           $0        $48,000
------------------------------------------------------------------------------------------------------------------------
Alice Kong (4)          2004    $12,500      $0        $0             $0              $0           $0        $12,500
------------------------------------------------------------------------------------------------------------------------
John Cheney (5)         2004    $72,000      $0        $0             $0              $0           $0        $72,000
------------------------------------------------------------------------------------------------------------------------
                        2003    $72,000      $0        $0             $0              $0           $0        $72,000
------------------------------------------------------------------------------------------------------------------------

     (1) Mr, Wilcox is our Chief Executive Officer, Director and Chief Financial Officer. He signed an employment agreement with us on February 1, 2004 that provides for an annual base salary of $360,000 with discretionary bonuses calculated by our board of directors.

     (2) Ms. Sharbrough is AllCom USA's President and UC Hub's Treasurer and Secretary

     (3)  Mr.  Sharbrough  is  Allcom  USA,s  Vice  President  of  Marketing

     (4) Ms. Kong is eSAFE, Inc's President. She signed an employment agreement with us on June 1, 2004 that provides for an annual base salary of $150,000. In the near future employee will negotiate a bonus incentive program derived from company's performance.

     (5) Mr. Cheney is AllCom USA's Vice President of Sales. He signed an employment agreement with us on February 1, 2003 that provides for an annual base salary of $72,000 with discretionary bonuses calculated by our board of directors.

STOCK OPTION AND STOCK APPRECIATION RIGHTS

     There were grants of stock options to executive officers during the fiscal year ended July 31, 2004. Larry Wilcox was granted an option to purchase up to 1,500,000 options that vest over three years from the date of the merger.

OPTION  EXERCISES  AND  HOLDINGS

     There were no Option Excercises that were activated or exercised.


     The compensation program for our executives consists of three key elements:

-    A base salary,

-    A performance bonus, and

-    Periodic grants and/or options of our common stock.

     Base Salary. The chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the chief executive officer. For fiscal 2004, the following base salary was paid to our executive officers:

     Larry  Wilcox:  $138,826

     Karen  Sharbrough:  $48,000

     Mike  Sharbrough:  $48,000

     Alice  Kong:  $12,500

     John  Cheney:  $72,000

     Performance Bonus. A portion of each officer's total annual compensation is in the form of a bonus. All bonus payments to officers must be approved by the compensation committee based on the individual officer's performance and company performance. For fiscal 2004 no bonus compensation was paid to any of our executive officers.

     Stock Incentive. Stock options are granted to executive officers based on their positions and individual performance. Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The compensation committee considers the recommendations of the chief executive officer for stock option grants to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation. For fiscal 2004 no stock option grants where given to any of our executive officers.

EMPLOYMENT AGREEMENTS

     We have entered into various employment agreements with certain of our officers and affiliated parties, as follows:

- Employment Agreement dated as of February 1, 2002 with Larry Wilcox as president and chief executive officer. The term of the agreement is for three years with an automatic extension beginning on the third anniversary of the agreement, and continuing every third anniversary, unless either party notifies the other in writing more than 90 days prior to the extension date that the agreement is no longer to be extended. The agreement provides that Mr. Wilcox may devote time to Wilcox Productions, so long as he continues to completely and adequately perform his duties pursuant to the agreement. Mr. Wilcox will receive a salary of $360,000 per year, plus incentive bonuses and stock options for 1,500,000 shares of our common stock exercisable at $0.16 per share under our 2003 Stock Option Plan. Mr. Wilcox is also subject to a non-competition agreement.

- Employment Agreement dated as of June 1, 2004 with Alice Kong as president and chief executive officer of eSAFE, Inc., one of our wholly owned subsidiaries. Ms. Kong's salary is $150,000 per year and may receive incentive bonuses based upon eSAFE's performance. She has executed our standard Proprietary Information and Inventions Agreement. Ms. Kong's employment is "at will," and can be terminated at any time and for any reason, with or without cause.

- Employment Agreement dated as of February 1, 2003 with John Cheney as vice president of sales of AllCom USA, Inc., one of our wholly owned subsidiaries. Mr. Cheney's salary is $72,000 per year and may receive incentive bonuses based upon AllCom's performance. He has executed our standard Proprietary Information and Inventions Agreement. Mr. Cheney's employment is "at will," and can be terminated at any time and for any reason, with or without cause.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

-    All compensation plans previously approved by security holders; and

-    All compensation plans not previously approved by security holders.

                                                                                               NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                     AVAILABLE FOR FUTURE ISSUANCE
                                  ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS, WARRANTS   PRICE OF OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS                 WARRANTS AND RIGHTS           REFLECTED IN COLUMN (a))
PLAN CATEGORY                               (a)                             (b)                              (c)
Equity compensation plans
approved by security holders                N/A                              N/A                              N/A

Equity compensation plans not
approved by security holders            2,376,581                          $5.27                           1,123,419
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of November 30, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                     COMMON STOCK       PREFERRED STOCK
                                                     BENEFICIALLY         BENEFICIALLY
                                                      OWNED  (2)            OWNED (3)
                                                   ----------------  ---------------------
NAME  AND  ADDRESS OF BENEFICIAL OWNER (1)          NUMBER  PERCENT     NUMBER     PERCENT
------------------------------------------         -------  -------  ------------  -------
Larry Wilcox (4) . . . . . . . . . . . . .         793,347     15.5  1,616,944.33     48.9
Michael Sharbrough (5) . . . . . . . . . .             -0-      -0-     17,291.67        *
V. William Thompson. . . . . . . . . . . .             -0-      -0-      8,958.33        *
Karen Sharbrough (5) . . . . . . . . . . .             -0-      -0-     33,750.00     0.01
Alice Kong . . . . . . . . . . . . . . . .             -0-      -0-           -0-      -0-
John Cheney. . . . . . . . . . . . . . . .             -0-      -0-     41,666.67   0.0126
Beth Herold. . . . . . . . . . . . . . . .             -0-      -0-    912,961.67    27.62
                                                   -------  -------  ------------  -------
All directors and officers as a group (6 persons)  793,347     15.5  2,631,572.67    76.55
                                                   =======  =======  ============  =======

____________________
*     Less  than  one  percent.
(1)   Unless  otherwise  indicated,  the address for each of these stockholders is c/o  HC
      Hub  Group,  Inc.,  10390  Commerce  Center  Drive,  Suite  250,  Rancho  Cucamonga,
      California  91730.  Also, unless otherwise indicated, each person named in the table above  has  the  sole  voting and investment power with respect to his shares of our common  and  preferred  stock  beneficially  owned.
(2)   Beneficial ownership is determined in accordance with the rules of the SEC.
(3)   Assumes  that  all  shares  of and the Series A preferred stock have been converted.
      The  percentages  of  voting power prior to conversion are approximately the same.
(4)   Includes  18,971  shares  of our common stock and 1,595,277.67 shares of our Series
      A  preferred stock owned by the Wilcox Limited Family Partnership, 21,666.67 shares of  Series  A  preferred  stock  owned  by two minor children of Mr. Wilcox, 187,500 shares  of common stock exercisable upon exercise of options that are vested or will vest  within  60  days, and 586,876 shares of our common stock owned by Mr. Wilcox's children.
(5)   Michael  Sharbrough  and  Karen  Sharbrough  are  married.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of UC Hub Group, Inc.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company currently owes $507,475 to Larry Wilcox, its Chief Executive Officer, for unpaid salary.

CHANGE OF CONTROL

     See Item 1 above.

ITEM  13.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Financial Statement Schedules.

     None.

     (b)     Exhibits

EXHIBIT                                      IDENTIFICATION OF EXHIBIT
  NO.

  2.1*   Agreement and Plan of Merger, dated March 23, 2003 and incorporated by reference from the Company's
         Form 8-K, filed with the SEC on March 9, 2003.
  2.2*   Amendment to the Agreement and Plan of Merger dated January 12, 2004 and incorporated by reference from the Company's Form 8-K, filed with the SEC on March 9, 2004.
  2.3*   Second Amendment to the Agreement and Plan of Merger, dated January 21, 2004 and incorporated by reference from the Company's Form 8-K, filed with the SEC on March 9, 2004.
  3.1*   Articles of Incorporation of Make It Happen Management, filed with the Nevada Secretary of State on
         March 23, 1998 and incorporated by reference from the Company's Form 10SB12B, filed with the SEC on February 4, 2000.
  3.2*   Certificate of Amendment to the Articles of Incorporation, filed on June 13, 2000, changing the corporate name from Make It Happen Management to "E-Channels, Inc.," incorporated by reference from the
         Company's Form 10-KSB/A, filed with the SEC on April 10, 2001.
  3.3*   Certificate of Amendment to the Articles of Incorporation, filed on April 25, 2003, changing the corporate name from "E-Channels, Inc." to "Expertise Technology Innovation, Inc." and increasing authorized stock, incorporated by reference from the Company's Form 10-KSB, filed with the SEC on April 17,
         2003.
         Certificate of Amendment to the Articles of Incorporation, filed on January 16, 2004, increasing
  3.4*   authorized stock, incorporated by reference from the Company's Form 10-KSB, filed with the SEC on
         February 5, 2004.
  3.5*   Certificate of Designation designating 4,250,000 shares as Series A preferred stock, filed on January 30,
         2004.
  3.6**  Certificate of Amendment to the Articles of Incorporation, filed on June 2, 2004, changing corporate name from "Expertise Technology Innovation, Inc." to "UC HUB Group, Inc."
  3.7*   Bylaws, incorporated by reference from the Company's Form 10SB12B, filed with the SEC on February
         4, 2000.
 10.1**  Employment Agreement dated as of February 1, 2002 with Larry Wilcox.
 10.2**  Employment Agreement dated as of June 1, 2004 with Alice Kong.
 10.3**  Employment Agreement dated as of February 1, 2003 with John Cheney.
 10.4**  Standard Office Lease dated November 27, 2001, by and between Arden Realty Limited Partnership and
         AllCom USA, Inc.
 10.5**  Amendment to the Standard Office Lease, dated May 22, 2002.
 10.6**  UC HUB Group, Inc. 2003 Stock Plan.
 10.7**  Form of Assignment of IP, dated March 14, 2002.
 10.8**  Promissory Note in the principal amount of $35,000.00, dated April 4, 2002.
 10.9**  Promissory Note in the principal amount of $75,000.00, dated April 5, 2004.
10.10**  Promissory Note in the principal amount of $65,000.00, dated August 2, 2004.
10.11**  Promissory Note in the principal amount of $25,000.00, dated September 17, 2004.
10.12**  Promissory Note in the principal amount of $50,000.00, dated October 9, 2004
10.13**  Promissory Note in the principal amount of $50,000.00, dated December 30, 2004
10.14**  Binding Deal Memorandum between UC Hub Group, Inc. and eCelerity, dated May 20, 2004.
10.15**  Deal Memorandum between National Merchant Center and eSAFE, Inc., dated October 15, 2004
10.16**  Binding Deal Memorandum between UC Hub Group, Inc. and Integrated Communications, dated August
         12, 2004, effective as of August 21, 2004.
10.17**  Negotiable Promissory Note and Agreement in the principal amount of $50,000, dated June 2004.
  14**   Code of Ethics.
 31.1**  Certification of Larry Wilcox, Chief Executive Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 31.2**  Certification of Larry Wilcox, Chief Financial Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 32.1**  Certification of Larry Wilcox, Chief Executive Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
 32.2**  Certification of Larry Wilcox, Chief Financial Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

_________
*     Previously Filed
**    Filed Herewith

     (c)     Reports on Form 8-K.

     Form 8-K filed on March 9, 2004 with respect to a change in control and the acquisition of assets.

     Form 8-K filed on May 14, 2004 with respect to a change in our certifying accountant.

     Form 8-K/A filed on September 9, 2004 with respect to the financial statements required to be filed in connection with the change in control and acquisition of assets described in the Form 8-K filed on March 9, 2004.

ITEM  14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended July 31, 2004 were $45,000.

AUDIT-RELATED FEES

     There were no aggregate audit-related fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended July 31, 2004.

ALL OTHER FEES

     There were no other fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2005.

                                        UC HUB GROUP, INC.


                                        By /s/ Larry Wilcox
                                           -------------------------------------
                                           Larry Wilcox, Chief Executive Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES

                             JULY 31, 2004 AND 2003




                                UC HUB GROUP, INC

                                         UC HUB GROUP, INC.
                                   Index to Financial Statements

-------------------------------------------------------------------------------------------------

                                                                                       Page
                                                                                  ---------------
Report of Registered Independent Certified Public Accountants                          F - 3
Consolidated Balance Sheet as of  July 31, 2004                                        F - 4
Consolidated Statement of Losses for the Years Ended July 31, 2004 and 2003            F - 5
Consolidated Statement of Deficiency in Stockholders' Equity for the Two Years
Ended July 31, 2004                                                                    F - 6
Consolidated Statements of Cash Flows for the Years Ended July 31, 2004 and 2003       F - 7
Notes to  Consolidated Financial Statements                                       F - 8 to F - 22

          REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board  of  Directors
UC  Hub  Group,  Inc.  and  Subsidiaries
Rancho  Cucamonga,  California

We have audited the accompanying consolidated balance sheet of UC Hub Group, Inc. as of July 31, 2004 and the related statements of losses, deficiency in stockholders' equity, and cash flows for the period in the two years ended July 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UC Hub Group, Inc. at July 31, 2004 and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note B to the accompanying financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI  LLP
                         Russell Bedford Stefanou Mirchandani  LLP
                         Certified Public Accountants


New York, New York
November 23, 2004

                         UNITED COMMUNICATIONS HUB, INC.
                        Consolidated Statement of Losses
                   For the Years Ended July 31, 2004 and 2003

                                                    2004          2003
                                                ------------  ------------
Revenues                                        $ 2,372,057   $ 2,851,877

Cost of Sales                                     1,489,696     1,920,615
                                                ------------  ------------

Gross Profit                                        882,361       931,262

Selling, general, and administrative expenses     1,468,572     2,239,106
Acquisition costs                                                 399,600
                                                ------------  ------------

Total operating expenses                          1,468,572     2,638,706
                                                ------------  ------------

Losses from operations                             (586,211)   (1,707,444)

Other income (expense):
  Interest income (expense)                         (44,301)     (217,753)
  Legal settlement                                1,022,238             0
  Acquisition costs                              (1,140,124)            0
                                                ------------  ------------

  Income (loss) before income taxes                (748,398)   (1,925,197)

  Income tax benefit                                      -             -
                                                ------------  ------------

  Net Loss                                      $  (748,398)  $(1,925,197)
                                                ============  ============


NET LOSS PER COMMON SHARE
   Profit (Loss) from operations
   Loss from discontinued operations
   Net loss                                     $     (0.32)  $     (0.23)
                                                ============  ============


PER SHARE INFORMATION -
   BASIC AND FULLY DILUTED
  Weighted average shares outstanding             2,315,691     8,336,898
                                                ============  ============

The accompanying notes are an integral part of these financial statements.

                 See accompanying notes to financial statements

                              UNITED COMMUNICATIONS HUB, INC.
                                Consolidated Balance Sheet


                                                                               July 31,
                                                                                 2004
                                                                             -------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                  $     44,320
  Accounts Receivable, net of allowance of $74,042                                281,687
  Other current assets                                                              6,700
                                                                             -------------
Total current assets                                                              332,707

Property and equipment, net of accumulated
  depreciation of $40,864                                                          46,798
                                                                             -------------
Total assets                                                                      379,505
                                                                             =============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         1,411,952
  Notes payable                                                                   367,135
                                                                             -------------

    Total current liabilities                                                   1,779,087

  Long term payables                                                               50,000

                                                                             -------------
Total Liabilities                                                               1,829,087

Stockholders' (deficit)
Convertible Preferred stock, 5,000,000 shares authorized, no par value per
share; 3,654,932 shares issued and outstanding at July 31, 2004                     3,655
  Common stock, no par value 50,000,000 shares
    authorized, 4,312,471shares issued and outstanding at July 31, 2004             4,313
  Stock subscription receivable                                                   (10,000)
  Additional paid-in capital                                                   13,758,880
  Accumulated (deficit)                                                       (15,206,430)
                                                                             -------------
    Total stockholder's (deficit)                                              (1,449,582)

                                                                             -------------
Total liabilities and stockholders' (deficit)                                     379,505
                                                                             =============

The accompanying notes are an integral part of these financial statements.

                 See accompanying notes to financial statements

                                                         UC HUB GROUP
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FEBRUARY 22, 1999 (DATE OF INCEPTION) TO JULY 31, 2004


                                                        COMMON STOCK             PREFERRED STOCK          PREFERRED STOCK
                                                         UC HUB INC                 UC HUB INC              UCHUB GROUP
                                                    SHARES        AMOUNT        SHARES       AMOUNT      SHARES      AMOUNT
                                                 ------------  -------------  -----------  ----------  ----------  ----------
Balance at July 31, 2002                           7,518,156   $  8,064,275    2,561,864   $ 820,000           -   $       -
 Common stock issued pursuant to a private
 placement in Aug 2002 at $1.92 per share
 (post-split)                                         10,417         20,000            -           -           -           -

 Common stock issued pursuant to a private
 placement in Aug 2002 at $1.60 per share
 (post-split)                                         15,625         25,000            -           -           -           -

 Common stock issued pursuant to a private
 placement in Sep 2002 at $1.60 per share
 (post-split)                                         10,000         16,000            -           -           -           -

 Common stock issued pursuant to a private
 placement in Oct 2002 at $1.60 per share
 (post-split)                                          1,250          2,000            -           -           -           -

 Common stock issued pursuant to a private
 placement in Nov 2002 at $0.16 per share
 (post-split)                                        187,500         30,000            -           -           -           -

 Common stock issued for services rendered
 in Nov 2002 at 1.60 per share (post-split)            2,500          4,000            -           -           -           -

 Common stock issued pursuant to a private
 placement in Nov 2002 at $1.60 per share
 (post-split)                                          3,125          5,000            -           -           -           -

 Common stock issued pursuant to a private
 placement in Dec 2002 at $0.16 per share
 (post-split)                                        672,500        107,600            -           -           -           -

 Common stock issued for services rendered
 in Dec 2002 at 1.60 per share (post-split)          100,000        160,000            -           -           -           -

 Common stock issued pursuant to a private
 placement in Jan 2003 at $0.16 per share
 (post-split)                                         62,500         10,000            -           -           -           -

 Common stock issuance to present
 acquisition of asset for July 2002 at $1.60
 per share (post-split)                              250,000        400,000            -           -           -           -

 Retired AllCom USA stock                               (250)          (400)
 Common stock issued pursuant to a private
 placement in Mar 2003 at $0.16 per share
 (post-split)                                         43,750          7,000            -           -           -           -

 Common stock issued for services rendered
 in Jun 2003 at 1.60 per share (post-split)           93,750        150,000            -           -           -           -

 Common stock issued for extinghushment of
 debt in Jun 2003 at $1.60 pe share (post-
 split)                                               21,875         35,000            -           -           -           -

 Common stock subscribed to through July
 2003 at $8.00 per share (post-split)                      -              -            -           -           -           -

 Common stock subscribed to in return for
 accrued interest at July 31, 2003                         -              -            -           -           -           -

 Common stock subscribed to in return for
 convertible notes at July 31, 2003                        -              -            -           -           -           -

 Net (Loss)                                                -              -            -           -           -           -
                                                 ------------  -------------  -----------  ----------  ----------  ----------
Balance at July 31, 2003                           8,992,698      9,035,475    2,561,864     820,000           -           -
 Conversion of 2,561,864 shares Preferred
 Stock to 1,710,760 shares (post-split)
 common stock                                      1,710,760        820,000   (2,561,864)   (820,000)

 Common stock  issued (post-split),
 previously subscribed                             1,727,524      2,077,839

 Common stock at $8.00 per share (post-
 split), previously subscribed                        27,613        220,900

 Common stock issued at $4.00 per share
 (post-split) in settlement of short-term note
 payable (prior year)                                  3,750         15,000

 Issuance of Common Stock for services
 rendered in 4th Quarter at $0.80 share
 (post-split)                                          7,500          6,000

 Issuance of Common Stock for services
 rendered in 4th Quarter at $0.80 share
 (post-split)                                          1,875          1,500

 Conversion of $200,000 loan from Peter
 Coors  $0.625 per share (post-split)                125,000        200,000

 Common stock issued in settlement of TMG
 Debt on May 17, 2004 at $1.31 per share
 (post-split)                                        125,000        164,790

 UC Hub shares exchanged for UC Hub
 Group (ETIX) shares at a ratio of 8:1 X 1 2/3   (12,721,719)   (12,541,504)                           4,269,844       4,270

 Retained ETIX shares acquired                             -

 Conversion of ETIX Preferred Shares to
 UCHub Group, Inc. Common shares @ 3 *1
 ratio                                                     -                                            (614,912)       (615)

 Issuance of 250,000 shares of common
 stock for asset acquisition at $1.00 per
 share in April, 2004                                      -

 140,000 shares of common stock sold for
 cash at $0.43 per share in June, 2004, not
 yet issued                                                -

 80,000 shares of common stock for cash at
 $0.50 per share in May, 2004, not yet issued              -

 Issuance of 10,000 shares of Common
 Stock subscribed at $1.00 per share, not yet paid

Net Loss                                                   -              -            -           -           -           -
                                                 ------------  -------------  -----------  ----------  ----------  ----------
Balance at July 31, 2004                                   -   $          -            -   $       -   3,654,932       3,655
                                                 ============  =============  ===========  ==========  ==========  ==========


                                                                       ADDITI-
                                                    COMMON STOCK         ONAL                       ACCUM-
                                                    UC HUB GROUP       PAID IN       CAPITAL        ULATED
                                                  SHARES    AMOUNT     CAPITAL      SUBSCRIBED      DEFICIT        TOTAL
                                                 ---------  -------  ------------  ------------  -------------  ------------
Balance at July 31, 2002                                 -  $     -  $         -   $   199,900   $(12,532,835)  $(3,448,659)
 Common stock issued pursuant to a private
 placement in Aug 2002 at $1.92 per share
 (post-split)                                            -        -            -             -              -        20,000

 Common stock issued pursuant to a private
 placement in Aug 2002 at $1.60 per share
 (post-split)                                            -        -            -             -              -        25,000

 Common stock issued pursuant to a private
 placement in Sep 2002 at $1.60 per share
 (post-split)                                            -        -            -             -              -        16,000

 Common stock issued pursuant to a private
 placement in Oct 2002 at $1.60 per share
 (post-split)                                            -        -            -             -              -         2,000

 Common stock issued pursuant to a private
 placement in Nov 2002 at $0.16 per share
 (post-split)                                            -        -            -             -              -        30,000

 Common stock issued for services rendered
 in Nov 2002 at 1.60 per share (post-split)              -        -            -             -              -         4,000

 Common stock issued pursuant to a private
 placement in Nov 2002 at $1.60 per share
 (post-split)                                            -        -            -             -              -         5,000

 Common stock issued pursuant to a private
 placement in Dec 2002 at $0.16 per share
 (post-split)                                            -        -            -             -              -       107,600

 Common stock issued for services rendered
 in Dec 2002 at 1.60 per share (post-split)              -        -            -             -              -       160,000

 Common stock issued pursuant to a private
 placement in Jan 2003 at $0.16 per share
 (post-split)                                            -        -            -             -              -        10,000

 Common stock issuance to present
 acquisition of asset for July 2002 at $1.60
 per share (post-split)                                  -        -            -             -              -       400,000

 Retired AllCom USA stock                                                                                              (400)
 Common stock issued pursuant to a private
 placement in Mar 2003 at $0.16 per share
 (post-split)                                            -        -            -             -              -         7,000

 Common stock issued for services rendered
 in Jun 2003 at 1.60 per share (post-split)              -        -            -             -              -       150,000

 Common stock issued for extinghushment of
 debt in Jun 2003 at $1.60 pe share (post-
 split)                                                  -        -            -             -              -        35,000

 Common stock subscribed to through July
 2003 at $8.00 per share (post-split)                    -        -            -        21,000              -        21,000

 Common stock subscribed to in return for
 accrued interest at July 31, 2003                       -        -            -       200,771              -       200,771

 Common stock subscribed to in return for
 convertible notes at July 31, 2003                      -        -            -     1,783,501              -     1,783,501

 Net (Loss)                                              -        -            -             -     (1,925,197)   (1,925,197)
                                                 ---------  -------  ------------  ------------  -------------  ------------
Balance at July 31, 2003                                 -        -            -     2,205,172    (14,458,032)   (2,397,384)
 Conversion of 2,561,864 shares Preferred
 Stock to 1,710,760 shares (post-split)
 common stock                                                                                                             -

 Common stock  issued (post-split),
 previously subscribed                                                              (1,984,272)                      93,566

 Common stock at $8.00 per share (post-
 split), previously subscribed                                                        (220,900)                           -

 Common stock issued at $4.00 per share
 (post-split) in settlement of short-term note
 payable (prior year)                                                                                                15,000

 Issuance of Common Stock for services
 rendered in 4th Quarter at $0.80 share
 (post-split)                                                                                                         6,000

 Issuance of Common Stock for services
 rendered in 4th Quarter at $0.80 share
 (post-split)                                                                                                         1,500

 Conversion of $200,000 loan from Peter
 Coors  $0.625 per share (post-split)                                                                               200,000

 Common stock issued in settlement of TMG
 Debt on May 17, 2004 at $1.31 per share
 (post-split)                                                                                                       164,790

 UC Hub shares exchanged for UC Hub
 Group (ETIX) shares at a ratio of 8:1 X 1 2/3                        12,607,484                                     70,250

 Retained ETIX shares acquired                   1,987,734    1,988      793,106                                    795,094

 Conversion of ETIX Preferred Shares to
 UCHub Group, Inc. Common shares @ 3 *1
 ratio                                           1,844,737    1,845       (1,230)                                         -

 Issuance of 250,000 shares of common
 stock for asset acquisition at $1.00 per
 share in April, 2004                              250,000      250      249,750                                    250,000

 140,000 shares of common stock sold for
 cash at $0.43 per share in June, 2004, not
 yet issued                                        140,000      140       59,860                                     60,000

 80,000 shares of common stock for cash at
 $0.50 per share in May, 2004, not yet issued       80,000       80       39,920                                     40,000

 Issuance of 10,000 shares of Common
 Stock subscribed at $1.00 per share, not yet
 paid                                               10,000       10        9,990       (10,000)                           -

Net Loss                                                 -        -            -             -       (748,398)     (748,398)
                                                 ---------  -------  ------------  ------------  -------------  ------------
Balance at July 31, 2004                         4,312,471    4,313   13,758,880       (10,000)   (15,206,430)   (1,449,582)
                                                 =========  =======  ============  ============  =============  ============

                 See accompanying notes to financial statements

                                  UNITED COMMUNICATIONS HU, INC.
                               Consolidated Statements of Cash Flows


                                                                   For the Years Ended July 31,
                                                                      2004              2003
                                                                 ---------------  ----------------
OPERATING ACTIVITIES
    Net (loss)                                                   $     (748,398)  $    (1,925,197)
    Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
      Gain on settlement of Qwest obligations                        (1,022,238)
      Acquisition costs                                               1,140,124
      Depreciation                                                       15,555            15,028
      Acquisition costs                                                                   399,600
      Stock issued for services                                           7,500           314,000
      Change in allowance for bad debt                                   52,181
    Changes in:
      Accounts receivable                                               (14,285)           23,980
      Other current assets                                               (6,700)            3,512
      Deposits                                                            7,025
      Accounts payable                                                 (126,627)          (28,741)
      Accrued expenses                                                                     68,251
      Accrued interest                                                   44,301           176,782
      Contract payable                                                                         79
      Other current liabilities                                          13,567
      Accounts payable -LT                                               50,000

                                                                 ---------------  ----------------
        Net cash (used in) operating activities                        (587,995)         (952,706)
                                                                 ---------------  ----------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                  (5,269)
                                                                 ---------------
        Net cash (used in) investing activities                          (5,269)
                                                                 ---------------

FINANCING ACTIVITIES
  Proceeds from stock subscription receivable                                 -            21,000
  Proceeds from sale of common stock, net                               100,000           222,600
  Proceeds from convertible loan, net                                         -           530,000
  Proceeds from notes payable, net                                      407,025           170,277
                                                                 ---------------  ----------------
        Net cash provided by financing activities                       507,025           943,877
                                                                 ---------------  ----------------

          Net increase (decrease) in cash                               (86,239)           (8,829)

CASH AT BEGINNING OF YEAR                                               130,559           139,388
                                                                 ---------------  ----------------

CASH AT END OF YEAR                                              $       44,320   $       130,559
                                                                 ===============  ================

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:
    Interest                                                     $            -
                                                                 ===============
    Income taxes                                                 $            -
                                                                 ===============

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH INVESTING AND FINANCING ACTIVITIES

  Conversion of preferred stock to common stock                  $      820,000
                                                                 ===============

  Issuance of common stock previously subscribed                 $    1,984,272
                                                                 ===============

  Issuance of common stock previously subscribed                 $      220,900
                                                                 ===============

  Note payable converted to common stock                         $       15,000
                                                                 ===============

  Conversion of note payable to common stock                     $      200,000
                                                                 ===============

  Converson of note payable to common stock                      $      164,790
                                                                 ===============

  Conversion of preferred stock to common stock                  $        1,845

                                                                 ---------------
  Gain on settlement of lawsuit                                  $ 1,022,238.00
                                                                 ===============

  Acquisitions:
  Common stock issued                                                 1,115,124   $       400,000
  Note payable issued                                                    25,000
  Loss recognized on acquisitions                                     1,140,124           399,600
                                                                 ---------------  ----------------
  Net assets acquired                                            $            -   $           400
                                                                 ===============  ================

  Common stock issued for services                                                $       314,000
                                                                                  ================

  Common stock issued for interest payable                                        $        35,000
                                                                                  ================

  Notes payable and accrued interest converted to common stock                    $     1,984,272
                                                                                  ================

                 See accompanying notes to financial statements

                               UC HUB GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business  and  Basis  of  Presentation
--------------------------------------

UCHub Group Inc. ("Company" or "UC Hub") was formed on February 22, 1999 under the laws of the State of California.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, AllCom USA, Inc and eSAFE, Inc. Significant inter-company transactions have been eliminated in consolidation.

UC Hub is a communications software development and distribution company with primary interests in digital communications and digitally based products and services necessary to support the corporate vision of the "Digital City." During the year ending July 31, 2004, we had two wholly owned subsidiaries and a software division:

- AllCom USA, Inc., a licensed and web centric telecommunications services provider with Wi-Fi and VoIP offerings, a wholly owned subsidiary;

- eSAFE, Inc., a developer and distributor of bank sponsored debit and payroll cards and related services, a wholly owned subsidiary; and

- OurTown2, a municipal government software application designed to manage the interface between a municipal government and its constituents or e-citizens.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $748,398 and $1,925,197 during the twelve months ended July 31, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $1,446,379 as of July 31, 2004 (see Note B).

Estimates
---------

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue  Recognition
--------------------

The Company engages as a reseller of telephony services whereby the Company resells services by a telecommunications provider. Revenues are recognized when the contracted minutes are activated by the customer. The provider collects the billings and allots the Company's share onto a lock-box.

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized :(1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's consolidated financial statements.

Cash  Equivalents
-----------------

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the balance sheets for cash and cash equivalents approximate the fair values due to short maturities of these instruments.

Income  Taxes
-------------

The Company has adopted Financial Accounting Standard No. 109 (SFAS 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Reclassifications
-----------------

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

Property  and  Equipment
------------------------

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the assets, principally three to five years, or the term of the lease, if shorter, for leasehold improvements.

Impairment  of  Long-Lived  Assets
----------------------------------

The  Company  has  adopted  Statement  of Financial Accounting Standards No. 144
(SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

In October 2002, the Company completed the Capital Stock Exchange whereby the Company acquired 100% of the outstanding common stock of AllCom USA Inc. in exchange for 400,000 shares of the Company's common stock. This stock was valued at a total of $400,000 based upon the average price of the underlying shares of common stock for the ten business days immediately preceding the acquisitions. The difference between the book value of $400 and the $400,000 value assigned to the common shares, or $399,600, was charged to operations during the year ended July 31, 2003.

In March 2004, the Company completed acquisition of various assets of Govt.com in exchange for 250,000 shares of the Company's common stock and a note in the amount of $25,000. This stock was valued at a total of $250,000 based upon the price on the day of the acquisition. The total value of the acquisition, or $275,000, was charged to operations during the year ended July 31, 2004.

In March 2004, the Company completed an Agreement and Plan of Merger (the "Merger"; see Note C) whereby the Company merged with United Communications Hub, Inc. Effective with the Merger, all previously outstanding common stock owned by UCI's stockholders was exchanged for an aggregate of 4,269,844 shares newly issued Series-A Preferred Stock of the Company. Each share of the Series-A
Preferred Stock is exchangeable for three shares of the common stock of the Company. For accounting purposes, the Merger was accounted for as a "reverse acquisition", and UCI is the surviving entity. The Merger was valued at the market value of the 1,987,734 shares of Common Stock outstanding at the time of the Merger, or $865,164. This amount was charged to operations during the year ended July 31, 2004.

Comprehensive  Income
---------------------

Statement  of  Financial  Accounting  Standards No. 130 ("SFAS 130"), "Reporting
Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Segment  Information
--------------------

The  Company  adopted  Statement  of  Financial  Accounting  Standards  No. 131,
Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

Net  Loss  Per  Share
---------------------

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

Stock  Based  Compensation
--------------------------

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 17. The Company has also adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended July 31, 2002 and for the subsequent periods.

Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended July 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

                                                  JULY 31,
                                              2004         2003
Net loss, as reported                      $(748,398)  $(1,925,197)
Add: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                 (26,184)     (128,100)
                                           ----------  ------------
Pro forma net loss                         $(774,582)  $(2,053,297)
                                           ==========  ============
Earnings per share (post-split):
Basic and diluted loss per share:
  As reported                              $   (0.32)  $     (0.23)
                                           ==========  ============
  Pro forma                                $   (0.33)  $     (0.24)
                                           ==========  ============

In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $74,042 as of July 31, 2004.

Advertising
-----------

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $10,902 and $11,781 during the years ended July 31, 2004 and 2003, respectively.

New  Accounting  Pronouncements
-------------------------------

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-03, which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP No. 150-3; and
(iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures About Pensions And Other Postretirement Benefits." This pronouncement, SFAS No. 132-R, expands employers' disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, and No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. Since the Company does not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on the Company's results of operations or financial condition.

Other significant recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants, and the SEC are discussed elsewhere in these notes to the consolidated financial statements. In the opinion of management, significant recent accounting pronouncements did not or will not have a material effect on the consolidated financial statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs* an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions*an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental

Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


NOTE  B  - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended July 31, 2004 and 2003, the Company incurred losses of $748,398 and $1,925,197 , respectively. In addition, the Company has a stockholder's deficiency of $1,449,582. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to becoming a public entity so that capital financing may be achieved. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company's management is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

NOTE C - ACQUISITION AND CAPITAL RESTRUCTURE

On March 5, 2004, the Company entered into an Agreement and Plan of Merger ('Agreement") with Expertise Technology Innovation, Inc("ETI") an inactive publicly registered shell corporation with no significant assets or operations. In accordance with SFAS No. 141, the Company was the acquiring entity.

While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure

For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and the Company shall be the surviving entity. The total purchase price was the fair value of the shares held by the ETI shareholders, or $865,164. This amount was charged to operations during the twelve months ended July 31, 2004. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's shareholders were exchanged for an aggregate of 4,269,844 shares of ETI's convertible preferred stock (the "ETI Preferred Stock"). The value of the ETI Preferred Stock that was issued was the historical cost of the ETI's net tangible assets, which did not differ materially from their fair value. In addition, holders of the Company's options and warrants to acquire common stock exchanged their options for options to acquire the ETI's common stock. The ETI Preferred Stock was exchangeable at the option of the stockholder into shares of ETI Common Stock at the rate of one share of ETI Preferred Stock for three shares of common stock. The exchange of ETI Preferred Stock to common stock was restricted to one-twelfth of the total number of shares held by each shareholder per month, beginning in January 2004. At July 31, 2004, a total of 614,912 shares of ETI Preferred Stock had been exchanged for common stock, and 3,654,932 shares (post-split) of ETI Preferred Stock remained outstanding. Preferred shareholders also received 60 to 1 voting rights for said shares.

Effective with the Agreement, ETI changed its name to United Communications Hub, Inc.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with ETI.


NOTE  D  -BUSINESS  ACQUISITION

On October 23, 2002, the Company entered into a Capital Stock Exchange Agreement with AllCom USA Inc. ("AllCom"). The cost of the common shares for the acquisition was $400,000 in exchange for all of the issued and outstanding shares of AllCom common stock. The net assets of AllCom acquired were valued at $400. The effective date of the Capital Stock Exchange Agreement was October 25, 2002. AllCom is a reseller of telecommunication services to corporate customers.

As a result of the Company's lack of resources, the Company is unable to promote and fund the telecommunications services acquired in connection with AllCom. In accordance to SOP 98-5, the Company recognized the net acquisition cost of $399,600 as an expense during the year ended July 31, 2003.

In addition the company structured a wholly-owned subsidiary eSafe, Inc. eSafe, Inc is a Nevada corporation established for electronic payment and debit platforms.

The company also acquired some of the assets of Govt.com in March 2004. This software was rewritten and enhanced and titled OT2 (OurTown 2). It is OT2 is a municipal government software interface between the ecitizen and local government.

The Acquisition and Capital Restructure discussed in Note C and the Business Acquisitions discussed in Note D are summarized as follows:

Transaction:                   ETIX    Govt.com
Assets acquired              $      -  $       -  $        -
Liabilities assumed                 0          -           -
Common stock issued - value   865,164    250,000   1,140,164
Note payable issued                 0     25,000           -
Liabilities assumed                 -          -           -
Acquisition Costs             865,164    275,000   1,140,164
Net assets acquired          $      -  $       -  $        -

In accordance with SOP 98-5, the Company expensed $1,140,564 as acquisition costs.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2004  consists of the following:

                                        July 31, 2004
                                        -------------
Office equipment and related equipment
Furniture and fixtures                        87,663
                                        -------------

    Less accumulated depreciation            (40,863)
                                        -------------

    Property and equipment - net              46,799
                                        =============

The Company incurred depreciation expense of $15,554 and $15,028 for the years ended July 31, 2004 and 2003.


NOTE F - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At July 31, 2004, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately $ 14,800,000, expiring the year 2020, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit. In the opinion of management, it is more likely than not that the benefits will not be realized based upon the earnings history of the Company. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

Components of deferred tax assets as of July 31, 2004 are as follows:

Non current:
Net operating loss carry-forward  $5,180,000
Less: Valuation allowance          5,180,000
                                  ----------
    Net deferred tax asset        $        -
                                  ==========

NOTE G - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                      July 31, 2004    July 31, 2003
                                                     ---------------  ---------------
Loss available for common shareholders               $     (748,398)  $   (1,925,197)
                                                     ===============  ===============

Basic and fully diluted loss per share (post-split)  $        (0.32)  $        (0.23)
                                                     ===============  ===============

Weighted average common shares outstanding                2,315,691        8,336,898
                                                     ===============  ===============

Net loss per share is based upon the weighted average of shares of common stock outstanding.


NOTE H - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at July 31, 2004 are as follows:

--------------------------------------------------------------------
                                                      July 31, 2004
                                                      --------------
Other accrued expenses in connection with litigation  $            -
Accounts payable and accrued expenses                        345,565
Accrued payroll and related expenses                         990,728
Accrued interest                                              44,371
Other accrued expenses                                        31,288
                                                      --------------
Total                                                 $   1, 411,952
                                                      --------------
--------------------------------------------------------------------


NOTE  I  -  NOTES  PAYABLE

Convertible  Promissory  Notes  payable
---------------------------------------

Convertible notes payable, in quarterly installments of interest only at 10% per annum, secured by all assets of the Company and due on June 30, 2003; The
Company, in its sole discretion, may prepay principal at any time without penalty. Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a price equal to of $0.75 per share; the Company is in default under the terms of the note agreements at July 31, 2004 and 2003.

During the year ended July 31, 2003, the Company issued 16 convertible 10% notes payable aggregating $530,000 to accredited investors. The note principal and any unpaid interest are convertible into shares of UC Hub common stock at a price of $0.75 per share. For the period from August 1, 2002 through June 30, 2003, the convertible notes incurred an additional expense of $141,782, which increased the interest payable to $214,337.

On June 30, 2003, all, except three (3) note holders, opted to convert $1,783,501 of principal and $200,771 of accrued and unpaid interest to 2,640,186 shares of the Company's restricted common stock. As of July 31, 2003, the Company has not issued the 2,640,186shares of common stock and has accounted for the obligation as a stock subscription payable. In anticipation of a reverse merger whereby the UC Hub shareholders are to exchange the acquiring company's shares in return for those of the registrant, the Company has withheld issuing UC Hub shares and is awaiting the execution of the reverse merger to issue the registrant's common shares.

As of July 31, 2004, the Company was in default of the three (3) remaining $80,000 of convertible notes payable and $13,567 of accrued and unpaid interest payable.

Notes  Payable  -  Related  Parties
-----------------------------------

The Company's shareholders and officers have advanced funds to the Company for working capital purposes since the Company's inception. No formal repayment terms or arrangements exist. The amount of the advances due at July 31, 2003 was $314,900, net of cash repayments. During the twelve months ended July 31, 2004, the notes in the aggregate amount of $179,790 were converted to an aggregate of 128,750 shares (post-split) of common stock. At July 31, 2004, there were outstanding four notes payable to related parties in the total principal amount of $135,510.

Other  notes  payable
---------------------

During the twelve months ended July 31, 2004, the Company received a loan from an investor in the amount of $200,000 which was subsequently converted into $125,000 shares of the Company's common stock. Also during the twelve months ended July 31, 2004, the Company received a loan from an investor in the amount of $100,000 which remains outstanding at July 31, 2004. The Company also signed a note payable to a service provider in the amount of $2,025 which remains outstanding at July 31, 2004.

Also at July 31, 2004, the Company has outstanding a note payable pursuant to the terms of the govt. com acquisition in the amount of $25,000.

Pursuant to a legal settlement, the Company has outstanding a note payable to Qwest Communications in the amount of $50,000.


NOTE J - CAPITAL STOCK

Reverse Stock Split
-------------------

In March 2004 pursuant to the Merger, the Company exchanged all of its common stock outstanding for preferred stock at the rate of 8 shares of common stock for 1 2/3 shares of preferred stock. The preferred stock was in turn exchanged for common stock in the public company UC Hub Group, Inc. at the rate of 3 shares of common stock for 1 share of preferred. The net result is a reverse stock split of the Company's common stock at the rate of .625 for 1.

Convertible Preferred Stock
---------------------------

The Company is authorized to issue 5,000,000 shares of cumulative preferred stock, no par value per share. The preferred shares are convertible to common stock at a current ratio of 1:3. During the twelve months ended July 31, 2004, the Company converted all 2,561,864 shares of preferred stock outstanding into 2,737,216 shares (post-split) of common stock.

Series  A  Convertible  Preferred  Stock
----------------------------------------

In March 2004 pursuant to the Merger, the Company issued 4,270 shares of its newly created Series A Convertible Preferred Stock (the "Series A Preferred Stock"), par value $0.001, in exchange for all of the shares of common stock outstanding of United Communications Hub, Inc. The Series A Preferred Stock is convertible at the discretion of the holder into common stock of the Company at the rate of one share of Series A Preferred Stock for three shares of common stock. The number of shares eligible for conversion is limited to 1/12 of the number of shares outstanding per month beginning in March 2004. At July 31, 2004, 615 shares of the Series A Preferred Stock had been converted into 1,844,737 shares (post-split) of common stock, and 3,655 shares of Series A Preferred Stock remained outstanding.

Common Stock - UC Hub Inc (private company)
-------------------------------------------

The Company is authorized to issue 50,000,000 shares of common stock, with no par value per share.

During the year ended July 31, 2003, the Company issued a total of 1,006,667 shares (post-split) of common stock in a private placements and exempt offerings to sophisticated investors, primarily in the United States in exchange for $ 222,600 net of costs and fees. The Company also issued 193,250 shares (post-split) of its common stock to consultants and employees for $ 310,000 of services rendered during 2003 which represents the fair value of the services received which did not differ materially from the value of the stock issued. In addition, the Company issued 21,875 shares (post-split) of common stock in exchange for $ 35,000 of previously incurred debt during the year ended July 31, 2003.

Pursuant to a Capital Stock Exchange Agreement executed in October 2002, the Company issued 250,000 shares (post-split) of common stock valued at $400,000 in exchange for all the outstanding stock of AllCom USA (see Note C).

In July 2002, the Common received cash proceeds of $199,900 for stock subscribed at $5.00 per share. In July 2003, the Common received cash proceeds of $21,000 for stock subscribed at $5.00 per share. In March 2004, the Company issued 27,613 shares (post-split) of common stock under these subscription agreements.

On June 30, 2003, the Company transferred $1,783,501 of convertible note principal and $200,771 of accrued and unpaid interest as a stock subscription for 1,727,524 shares (post-split) of the Company's restricted common stock. In anticipation of a reverse merger whereby the UC Hub shareholders are to exchange the acquiring company's shares in return for those of the registrant, the Company has withheld issuing UC Hub shares and is awaiting the execution of the reverse merger to issue the registrant's (ETI) common shares.

Common Stock - UC Hub Group (public company)
--------------------------------------------

In March 2004 pursuant to the Merger agreement, the Company acquired 1,987,734 shares (post-split) of the common stock of UC Hub Group. Also pursuant to the Merger agreement, the Company converted 615 shares of its Series A Convertible Preferred Stock into 1,844,737 shares (post-split) of common stock.

In April 2004, the Company sold 250,000 shares (post-split) of common stock for $250,000.

In May 2004, the Company sold 80,000 shares (post-split) of common stock for $40,000.

In June 2004, the Company sold 140,000 shares (post-split) of common stock for $60,000.

In Just 2004, the Company issued 10,000 shares (post-split) of common stock under a subscription receivable.


NOTE K - STOCK OPTIONS AND WARRANTS

Non- Employee warrants
----------------------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These options were granted in lieu of cash compensation in connection with issuance of the Company's debt.

                 Warrants Outstanding (post-split)                    Warrants  Exercisable (post-split)
------------------------------------------------------------------  -------------------------------------
                               Weighted Average       Weighed                              Weighted
                    Number         Remaining          Average           Number             Average
Exercise Prices   Outstanding     Contractual      Exercise Price     Exercisable       Exercise Price
----------------  -----------    Life (Years)     ----------------  ---------------  --------------------
                               -----------------
$           0.02        1,875               2.42  $           0.02            1,875  $              0 .02
            1.60      207,984               0.79              1.60          207,984                  1.60
            8.00      685,784               4.51              8.00          685,784                  8.00
            9.60      534,063               4.50              9.60          534,063                  9.60
                  -----------                                       ---------------  --------------------
                    1,429,706                                             1,429,706  $               7.66
                  ===========                                       ===============  ====================

Transactions involving warrants issued to non-employees are summarized as follows:

                                (post-split)     Weighted Average
                              Number of Shares   Price Per Share
                              -----------------  ----------------
Outstanding at July 31, 2002            204,852              1.65
   Granted                                6,933              1.60
   Exercised                                  -                 -
   Canceled or expired
                              -----------------  ----------------
Outstanding at July 31, 2003            211,784              1.65
   Granted                            1,217,922              8.70
    Exercised                                 -                 -
   Canceled or expired                        -                 -
                              -----------------  ----------------
Outstanding at July 31, 2004          1,429,706              7.66

All options granted to non-employees are non-compensatory and the exercise prices of options are higher than the fair market value of the Company's common stock. There were no expenses and fees charged to operations for the years ended July 31, 2004 and 2003.

Options
-------

The following table summarizes information about stock options outstanding at July 31, 2004:

               (post-split)   (post-split)   (post-split)
                  Number       Weighted-        Number
Range          Outstanding      Average      Exercisable
Of Exercise         at         Remaining          at
Prices        July 31, 2004   Life (Yrs.)   July 31, 2004
------------  --------------                --------------
$       1.65         937,500         2 3/7         937,500
        2.40           9,375         2 3/7           9,375
              --------------                --------------
                     946,875                       946,875
              ==============                ==============

                                            Average
                              Options   Exercise Price
Outstanding at July 31, 2002   946,875  $          1.65
Granted                              -             0.00
Exercised                            -             0.00
Canceled                             -             0.00
                              --------  ---------------
Outstanding at July 31, 2003   946,875             1.65
Granted
Exercised
Cancelled
                              ========  ---------------
Outstanding at July 31, 2004   946,875  $          1.65
                              ========  ---------------

In 2002, options were granted to an individual as compensation for services rendered to the Company. The options were exercisable upon issuance and expire on August 31, 2004.

As provided by SFAS 148, the fair value of each option granted is estimated on the date of grant using the minimum value method, and the fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model. The following weighted-average assumptions were used for option grants during 2003 with an expected life of five years: (1) dividend yield of 0.0%; (2) expected volatility of 98.76%; and (3) risk-free interest rate of 3.98%. The following weighted-average assumptions were used for option grants during 2001 with an expected life of five years: (1) dividend yield of 0.0%;
(2) expected volatility of 191%; and (3) risk-free interest rate of 4.38%. There were no new option grants in 2002.

There were no options issued during the year ended July 31, 2004. Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss would have been increased to $ (2,053,297) for the year ended July 31, 2003. Accordingly, the Company net loss per common and common equivalent share for the year ended July 31, 2003 would have been $(0.25).


NOTE L  - COMMITMENTS AND CONTINGENCIES

Lease  Commitments
------------------

The Company leases office space in Southern California for its sales and administrative offices. The lease is non-cancelable and expires in 2007. Commitments under non-cancelable lease agreements as of July 31, 2004 are as follows:

Year                Amount
    2005           $ 79,188
    2006             81,824
    2007             48,376
                   --------
        Total      $209,388
                   ========

To secure each respective office space, the Company deposited $7,025 in aggregate to the realtor for each respective lease.

Rent expense charged to operations was $73,549 and $92,373 for the years ended July 31, 2004 and 2003, respectively.

Employment  and  Consulting  Agreements
---------------------------------------

     We have entered into various employment agreements with certain of our officers and affiliated parties, as follows:

- Employment Agreement dated as of February 1, 2002 with Larry Wilcox as president and chief executive officer. The term of the agreement is for three years with an automatic extension beginning on the third anniversary of the agreement, and continuing every third anniversary, unless either party notifies the other in writing more than 90 days prior to the extension date that the agreement is no longer to be extended. The agreement provides that Mr. Wilcox may devote time to Wilcox Productions, so long as he continues to completely and adequately perform his duties pursuant to the agreement. Mr. Wilcox will receive a salary of $360,000 per year, plus incentive bonuses and stock options for 1,500,000 shares of our common stock exercisable at $0.16 per share under our 2003 Stock Option Plan. Mr. Wilcox is also subject to a non-competition agreement.

- Employment Agreement dated as of June 1, 2004 with Alice Kong as president and chief executive officer of eSAFE Cards, Inc., one of our wholly owned subsidiaries. Ms. Kong's salary is $150,000 per year and may receive incentive bonuses based upon eSAFE's performance. She has executed our standard Proprietary Information and Inventions Agreement. Ms. Kong's employment is "at will," and can be terminated at any time and for any reason, with or without cause.

- Employment Agreement dated as of February 1, 2003 with John Cheney as vice president of sales of AllCom USA, Inc., one of our wholly owned subsidiaries. Mr. Cheney's salary is $72,000 per year and may receive incentive bonuses based upon AllCom's performance. He has executed our standard Proprietary Information and Inventions Agreement. Mr. Cheney's employment is "at will," and can be terminated at any time and for any reason, with or without cause.

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.


NOTE  M  -  SETTLEMENT  OF  LITIGATION

In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity. We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

On _May, 25, 2004, in Cause No. JAG Case No. 04-0553, we reached a favorable settlement of the litigation with Qwest Communications, Inc. and the disposition of the claimed $1,070,000 obligation to Qwest. This settlement requires us to pay a $50,000 settlement fee on or before December 31, 2004. We recorded a gain of $1,022,238 on legal settlement as a result of this ruling during the twelve months ended July 31, 2004.

In 2002, in Cause No. CV2001-0005719, the Anthem Group was our landlord for a division that we had in Arizona. We could not get good T-1 communications and services in their building and locale. It was deemed necessary to move, since we needed to digitally distribute broadband capability. The Anthem Group subsequently filed a suit against us. We decided to incur the cost of litigation, since we determined were better off economically than by staying in the facility. The amount owed of $ 35,428.01 will be paid in full in 1st Quarter 2005, pursuant to a settlement agreement.

In July 2004, in Cause No. 0406129-M, in the District Court of Dallas County, Texas, John Fee, Roy Washburn and Travis Horton filed a lawsuit against us in Dallas County, Texas. The plaintiffs claim that there were material misrepresentations in connection with a private placement of our stock and want their investment of $50,000 each reimbursed. We will vigorously defend against the action. Inasmuch as we are still in the early stages of the litigation, we cannot venture any opinion about the prospective outcome. Presently the venue is being contested in Texas and we have requested to move the case to California.


NOTE  N  -  MAJOR  VENDORS

Purchases from two (2) major suppliers of telecommunications services approximated $1,413,483 and $1,715,000, or 56 % and 61% of cost of sales for the years ended July 31, 2004 and 2003, respectively. The two (2) major suppliers are approximately 17% for all current liabilities for the year ended July 31, 2004.

NOTE O - SUBSEQUENT EVENTS

On August 12, 2004, UC HUB Group, Inc through its wholly owned subsidiary, AllCom USA entered into a Binding Deal Memo to acquire certain assets of a company located in Sparks, Nevada, Integrated Communications. AllCom has since hired technicians and, as an interconnect telecommunications sales group, as begun offering VoIP phone systems, engineering and cabling. AllCom provides superior customer service installing: Altigen, Nortel, Siemens, NEC, and Comdial telephone systems and refers to this division as AllCom Systems.

AllCom Systems provides expertise installing Wi-Fi, VoIP,Fiber Optic, Voice, and Data Cabling with over 30 years of industry Experience. AllCom Systems recognizes the convergence of Voice and Data and is providing customers with solutions to meet the market's changing environment.

AllCom USA acquired assets, including vehicles, office equipment and any telephone systems currently utilized by the company.

UC Hub Group, Inc gave 100,000 shares to the former owner of the company to continue as a consultant, and AllCom USA hired some technical employees to assist in the growth of AllCom

On May 23, 2004 eSAFE Inc signed a binding deal memo with eCelerity, a stored value debit card processor. eCelerity, or its assigned new entity, will process nationally and internationally for eSAFE Inc in exchange for an 80-20 split for said transaction fees above third party direct costs.

On October 15, 2004 eSAFE signed a binding deal memo with a credit card processor, National Merchants Center. This processor has just acquired a new 10,000 sq ft facility and has incorporated some state of the art biometric security into their processing facility. Again, this deal memo is an 80-20 split in revenue for transactional profits.

On September 11, 2004, UC Hub Group Inc and Mobile Commerce Limited (MCL) signed a Non Binding LOI to form a wholly owned subsidiary of UC Hub Group Inc, whereby the new company would be offering mobile phone transactional capability with the MCL software, exclusively in North America.

In January 2005, the Company's Chief Executive Officer received options to purchase 1,500,000 shares (post-split) of the Company's stock at a price of $0.16. These options vest over a three-year period, and have a term of ten years. The 946,875 options (post-split) previously held by the Chief Executive Officer were cancelled.