Form 10QSB
period 2004-10-31
UC Hub Group Inc
filed 2005-01-19
CIK 1072935

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 001-15665


                               UC HUB GROUP, INC.
                 (Name of small business issuer in our charter)

                   NEVADA                                 88-0389393
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

    10390 COMMERCE CENTER DRIVE, SUITE 250                  91730
        RANCHO CUCAMONGA, CALIFORNIA                      (Zip Code)
   (Address of principal executive offices)

                                 (909) 945-8563
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2004, the issuer had 5,204,110 shares of our common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_]   No [X]

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .   2
  Item 1.  Financial Statements (Unaudited). . . . . . . . . . . . . . .   2
  Item 2.  Management's Discussion and Analysis or Plan of Operation . .  10
  Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . .  12
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  13
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  13
  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . .  14
  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .  14
  Item 4.  Submission of Matters to a Vote of Security Holders . . . . .  14
  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .  14
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  14
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. 20 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. 21 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. 22 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. 23

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.



                                      UC HUB GROUP, INC.
                                  Consolidated Balance Sheet

                                                                                  October 31,
                                                                                     2004
                                                                                 -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $     92,345
   Accounts Receivable, net of allowance of $243,323                                  213,576
   Other current assets                                                                 7,125
                                                                                 -------------
Total current assets                                                                  313,046

Property and equipment, net of accumulated
   depreciation of $48,832                                                             76,330
                                                                                 -------------
Total assets                                                                     $    389,376
                                                                                 =============

LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                         $  1,542,257
   Notes payable                                                                      423,135
                                                                                 -------------

      Total current liabilities                                                     1,965,392
                                                                                 -------------

AP long term                                                                           50,000

Total Liabilities                                                                   2,015,392

Stockholders' (deficit)
   Convertible Preferred stock, 5,000,000 shares authorized, $0.001 par value
      per share; 3,391,052 shares issued and outstanding at October 31, 2004            3,391
   Common stock, .001 par value 50,000,000 shares authorized,
      5,204,110 shares issued and outstanding at October 31, 2004                       5,204
   Stock subscription receivable                                                       65,000
   Additional paid-in capital                                                      13,846,238
   Accumulated (deficit)                                                          (15,545,849)
                                                                                 -------------

      Total stockholder's (deficit)                                                (1,626,016)

Total liabilities and stockholders' (deficit)                                    $    389,376
                                                                                 =============
The accompanying notes are an integral part of these financial statements.

                                          UC HUB GROUP, INC.
                                   Consolidated Statement of Losses
                         For the Three Months Ended October 31, 2004 and 2003


                                                                                2004         2003
                                                                             -----------  -----------
Revenues                                                                     $  774,720   $  316,239

Cost of Sales                                                                   565,926      243,148
                                                                             -----------  -----------

Gross Profit                                                                    208,794       73,091

Selling, general, and administrative expenses                                   502,614      349,772
Acquisition costs                                                                33,474            -
                                                                             -----------  -----------

Total operating expenses                                                        536,088      349,772
                                                                             -----------  -----------

Loss before other income and expense                                           (327,294)    (276,681)

Other income (expense):
   Interest income (expense)                                                    (12,125)     (11,924)
                                                                             -----------  -----------

  Income (loss) before income taxes                                            (339,419)    (288,604)

  Income tax benefit                                                                  -            -
                                                                             -----------  -----------

  Net Loss                                                                   $ (339,419)  $ (288,604)
                                                                             ===========  ===========

NET LOSS PER COMMON SHARE
   Profit (Loss) from operations
   Loss from discontinued operations
   Net loss                                                                  $    (0.07)  $    (0.15)
                                                                             ===========  ===========

PER SHARE INFORMATION -
   BASIC AND FULLY DILUTED
  Weighted average shares outstanding                                         4,618,977    1,987,734
                                                                             ===========  ===========


The accompanying notes are an integral part of these financial statements.

                                  UC HUB GROUP, INC.
                         Consolidated Statements of Cash Flows



                                                                 Three months ended
                                                                     October 31,
                                                                  2004         2003
                                                              ------------  ----------
OPERATING ACTIVITIES
    Net (loss)                                                $  (339,419)  $(288,604)
    Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
      Depreciation                                                  7,968       3,757
      Acquisition costs                                            33,474
      Non-cash compensation                                        17,011       1,500
      Allowance for bad debt                                      200,757
    Changes in:
      Accounts receivable                                        (132,646)       (695)
      Other current assets                                           (425)
      Deposits                                                          -       1,000
      Accounts payable                                            119,212     216,961
      Accrued interest                                             11,093

                                                              ------------  ----------
        Net cash (used in) operating activities                   (82,975)    (66,082)
                                                              ------------  ----------

INVESTING ACTIVITIES
        Net cash (used in) investing activities                         -           -
                                                              ------------  ----------

FINANCING ACTIVITIES
        Issuance of notes payable                                  56,000
        Common stock subscribed for cash                           75,000
                                                              ------------  ----------
        Net cash provided by financing activities                 131,000           -
                                                              ------------  ----------

          Net increase (decrease) in cash                          48,025     (66,082)

CASH AT BEGINNING OF YEAR                                          44,320     130,559
                                                              ------------  ----------

CASH AT END OF YEAR                                           $    92,345   $  64,477
                                                              ============  ==========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:
    Interest                                                  $         -   $       -
                                                              ============  ==========
    Income taxes                                              $         -   $       -
                                                              ============  ==========

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES

  Issuance of common stock for services                                     $   1,500
                                                                            ==========

  Preferred shares exchanged for common shares                $       972
                                                              ============

  Issuance of stock and warrants for asset acquisition
  and related costs value assigned to property and equipment  $    37,500

  Issuance of stock and warrants for asset acquisition,
  Amount charged to acquisition costs                         $    33,474
                                                              ============

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the July 31, 2004 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION

Business  and  Basis  of  Presentation
--------------------------------------

UC Hub Group Inc. ("Company" or "UC Hub") was formed on February 22, 1999 under the laws of the State of California.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, AllCom USA, Inc and eSAFE, Inc. Significant inter-company transactions have been eliminated in consolidation.

UC Hub is a communications software development and distribution company with primary interests in digital communications and digitally based products and services necessary to support the corporate vision of the "Digital City." At October 31, 2004, we had two wholly owned subsidiaries and a software division:

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

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $339,419 and $288,604 during the three months ended October 31, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $1,652,346 as of October 31, 2004 (see Note C).

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

NOTE  A  -  SEGMENT  INFORMATION

The Company currently operates in two business segments: (1) reselling long distance and related services through its subsidiary AllCom USA Inc.; (2) telecommunications hardware sales and installation, a segment which was entered during the three months ended October 31, 2004 when the Company purchased
certain  assets  of  Integrated  Communications  (See  Note  B).   Intercompany
receivables and payables are subtracted from total assets and liabilities for the segments, which are eliminated in consolidation and therefore do not themselves impact consolidated results.


                                             Three months ended
                                                 October 31,

                                              2004       2003
                                            ---------  ---------
  Sales to external customers:
    Service                                  585,398    316,239
    Systems                                  189,322          -
                                            ---------  ---------
      Total  sales to external customers     774,720    316,239
                                            =========  =========

  Cost of goods sold:
    Service                                  442,254    243,148
    Systems                                  123,672          -
                                            ---------  ---------
      Total cost of goods sold               565,926    243,148
                                            =========  =========

  Depreciation and amortization:
    Service                                    4,880      3,757
    Systems                                    3,088
                                            ---------  ---------
      Total depreciation and amortization      7,968      3,757
                                            =========  =========

  General and administrative expenses:
    Service                                  452,780    349,772
    Systems                                   49,834          -
                                            ---------  ---------
      Total general and administrative       502,614    349,772
                                            =========  =========

  Capital expenditures:
    Service                                        -          -
    Systems                                   37,500          -
                                            ---------  ---------
      Total capital expenditures              37,500          -
                                            =========  =========

  Operating income (loss):
    Service                                 (337,678)  (276,680)
    Systems                                   10,384          -
                                            ---------  ---------
      Total operating income (loss)         (327,294)  (276,680)
                                            =========  =========

  Segment assets:
    Service                                  354,220    444,108
    Systems                                   35,156          -
                                            ---------  ---------
      Total segment assets                   389,376    444,108
                                            =========  =========

NOTE B - CAPITAL STOCK

ETI  transaction  and  preferred  stock  exchanged  for  common  stock
----------------------------------------------------------------------

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

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's shareholders were exchanged for an aggregate of 4,269,844 shares of ETI's convertible preferred stock (the "ETI Preferred Stock"). The value of the ETI Preferred Stock that was issued was the historical cost of the ETI's net tangible assets, which did not differ materially from their fair value. In addition, holders of the Company's options and warrants to acquire common stock exchanged their options for options to acquire the ETI's common stock. The ETI Preferred Stock was exchangeable at the option of the stockholder into shares of ETI Common Stock at the rate of one share of ETI Preferred Stock for three shares of common stock. The exchange of ETI Preferred Stock to common stock was restricted to one-twelfth of the total number of shares held by each shareholder per month, beginning in

January 2004. During the three months ended October 31, 2004, 263,880 shares of ETI Preferred Stock were exchanged for 791,639 shares of common stock. At October 31, 2004, a cumulative total of 878,792 shares of ETI Preferred Stock had been exchanged for 2,636,376 shares of common stock, and 3,391,052 shares of ETI Preferred Stock exchangeable for 10,173,156 shares of common stock remained outstanding.

Integrated  Communications
--------------------------

On August 12, 2004, UC HUB Group, Inc through its wholly owned subsidiary, AllCom USA entered into a Binding Deal Memo to acquire certain assets of a company located in Sparks, Nevada, Integrated Communications. AllCom has since hired technicians and, as an interconnect telecommunications sales group, has begun offering VoIP phone systems, engineering and cabling. AllCom provides superior customer service installing: Altigen, Nortel, Siemens, NEC, and Comdial telephone systems and refers to this division as AllCom Systems. The Company issued 100,000 shares of common stock (valued at $60,000) and a warrant to purchase 20,000 shares of the Company's common stock at $0.60 per share (valued at $10,974) for total consideration valued at $70,974 in this transaction. The aggregate fair market value of the tangible assets acquired, or $37,500, are capitalized and are being depreciated over 24 months beginning at the date of acquisition. The remainder of the acquisition cost, or $33,474, was charged to acquisition costs in the financial statements for the three months ended October 31, 2004.

Common Stock Subscribed

On September 17, 2004, we sold for $25,000 cash a subscription to buy shares of our common stock at a 50% discount to market price at September 17, 2004 or December 15, 2004, whichever price is less. These shares were not yet issued at October 31, 2004, and the amount of $25,000 is shown as Common Stock Subscribed in the financial statements for the three months ended October 31, 2004. In conjunction with this sale of our common stock, we also issued a warrant to purchase 4,100 shares of our common stock at a price equal to 20% of market price at the date the subscription was funded, or September 20, 2004. We have charged the fair value of this warrant, or $344, to operations during the three months ended October 31, 2004.

On October 9, 2004, we sold 116,279 shares of our common stock at $0.43 per share for a total of $50,000. These shares were not yet issued at October 31, 2004, and the amount of $50,000 is shown as Common Stock Subscribed in the financial statements for the three months ended October 31, 2004. In conjunction with the sale of this common stock subscription, we also issued a warrant to purchase $50,000 of our common stock at a price equal to 25% of market price at the time the warrant is exercised. We have charged the fair value of this warrant, or $16,667, to operations during the three months ended October 31, 2004.

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $339,419 and $288,604 during the three months ended October 31, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $1,652,346 as of October 31, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE  D  -  SUBSEQUENT  EVENTS

In January 2005, the Company's Chief Executive Officer received options to purchase 1,500,000 shares (post-split) of the Company's stock at a price of $0.16. These options vest over a three-year period, and have a term of ten years. The 946,875 options (post-split) previously held by the Chief Executive Officer were cancelled.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities
Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended July 31, 2004.

CRITICAL  ACCOUNTING  ESTIMATES

     The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties. There have been no material changes in our critical accounting estimates or our application of these estimates in 2005.


COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2004 TO THE THREE MONTHS ENDED OCTOBER 31, 2003

     Revenue. Our total revenue was $774,720 for the three-month period ended October 31, 2004, an increase of $458,481 or approximately 145 percent compared to $316,239 for the same period ended October 31, 2003. Our wholly owned subsidiary, AllCom USA, Inc., began implementing the AllCom Systems in this quarter and its sales and servicing efforts produced an increase in our total revenue. AllCom Systems offers VoIP, Wi-Fi, engineering, cabling and telephone systems to businesses and Digital Cities. We believe that having the flexibility and engineering capability in this very competitive communications marketplace will accelerate our market penetration and assist us in our overall Digital City vision.

     Gross Profit. Our gross profit was $208,794 or approximately 27 percent of sales for the three months ended October 31, 2004, compared to a gross profit of $243,148 or approximately 23 percent of sales for the three months ended October 31, 2003. The increase in gross profit as a percent of sales during the period resulted from the increase in sales from AllCom and the elimination of marginal business, and improved results from ongoing business of the unit. The increase in gross profit in dollars was a result of increased sales, specifically from the AllCom Systems division of AllCom USA.

     Costs and Expenses. Selling, general and administrative ("SG&A") expenses for the three-month period ended October 31, 2004 were $502,614, an increase of $152,842 or approximately 44 percent compared to SG&A expenses of $349,772 during the three month period ended October 31, 2003. The increase is attributable to expenses from the addition of a new division for AllCom which we refer to as AllCom Systems and the requisite staff for this division.

     Acquisition Costs. Acquisition costs were $33,474 during the three months ended October 31, 2004 due to acquiring some of the assets of Integrated Communications for our AllCom Systems division. There were no acquisition costs during the comparable period of the prior year.

     Interest Expense. We incurred $12,125 of interest expense during the three months ended October 31, 2004 versus $11,924 during the three months ended October 31, 2003, which is an increase of $201 or approximately a two percent increase. The increase is a result of more debt outstanding during the period ended October 31, 2004.

     Net Loss. Our net loss for the three months ended October 31, 2004 was $339,419, an increase of $50,815 or approximately 18 percent compared to a net loss of $288,604 for the three months ended October 31, 2003. The net loss was attributable to the acquisitions, expansion , bad debt, and on going capitalization needs.

     Our net loss per common share (basic and diluted) was $0.07 for the three months October 31, 2004 compared to a net loss per common share of $0.15 for the three months ended October 31, 2003.

     The weighted average number of outstanding shares was 4,618,977 and 1,987,734 for the three months ended April 30, 2004 and 2003, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of October 31, 2004, we had a working capital deficit of $1,652,346. We generated a deficit in cash flow from operations of $82,975 for the three month period ended October 31, 2004. The deficit in cash flow from operating activities is largely attributable to our net loss of $322,408, adjusted for depreciation and amortization of $7,968, non-cash acquisition costs of $33,474, bad debt expense of $200,757, and changes in the components of working capital amounting to a use of cash of ($2,766).

     We met our cash requirements during the period through proceeds from the sale of our common stock in the amount of $75,000 and by issuing notes payable for cash of $56,000.

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

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. Our net loss for the three months ended October 31, 2004 was $339,419, an increase of $50,815 or approximately 18 percent compared to a net loss of $288,604 for the three months ended October 31, 2003. The improvement in the generation of net income was due primarily to a significant decrease in expenses that were being duplicated by our operating companies throughout most of the fiscal year July 31, 2003, a diminished bad debt quotient and improved margins from on going business.

     The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

     Our independent certified public accountants have stated in their report included in our July 31, 2004 Form 10-KSB, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

RECENT  DEVELOPMENTS

     We have completed our Binding Deal Memo with Oncaldera and Innovative Bank in California which provides the eSAFE pin based debit card and payroll card. The collateral materials, in English and Spanish, have been written and approved and printed. We will take delivery of the first 25,000 eSAFE debit and payroll cards in January 2005.

     eSAFE has updated its website (www.esafecards.com) and has written more proprietary software for the agent interface in real time online.

     eSAFE also signed contracts with two leasing companies (Northern Leasing Systems and First Manhattan) for the implementation of a cash back program in small convenience stores with an existing multilingual sales force. This program has already kicked off and in the first week began a pilot program of 14 installed locations. Each location has minimum requirements of transactional volume and will allow eSAFE to move the equipment if necessary. In the majority of cases, the program is expected to be profitable six months after installation. The next phase of this program will be to install the eSAFE cash cards and begin up-selling the program.

     AllCom has begun to write code to interface the telephone card capability with the eSAFE card and that test program is now being tested in a small pilot program. This capability will represent the evolution of this Digital City card that one will have called, eSAFE. AllCom also significantly reduced overhead with staff and will now begin to monitor closely the growth, profit, and expansion of its business while cautiously monitoring new communication solutions that increase the return on investment.

     AllCom Systems has signed agreements to provide telephone installations in St. Mary's Health Network located in Reno, Nevada. The new salea are expected to generate revenues in excess of $200,000.

     On September 11, 2004, UC Hub Group Inc and Mobile Commerce Limited ("MCL") signed a Non Binding LOI to form a wholly owned subsidiary of UC Hub Group Inc, whereby the new company would be offering mobile phone transactional capability with the MCL software, exclusively in North America.

     On October 15, 2004 eSAFE signed a binding deal memorandum with a credit card processor, National Merchants Center ("NCM"). NCM has recently acquired a new 10,000 square foot facility and has incorporated several state of the art biometric security features into its processing capabilities.

     AllCom USA was defrauded by a customer during this reporting quarter. The accounts receivable as of October 31, 2004 is $456,899 against which we have reserved the amount of $243,323.

OFF-BALANCE SHEET ARRANGEMENTS

     We  do  not  have  any  off-balance  sheet  arrangements.

ITEM  3.  CONTROLS  AND  PROCEDURES.

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

     Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls Over Financial Reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

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

     On May, 25, 2004, in Cause No. 04-0553, at the American Arbitration Association located in Denver, Colorado, we reached a favorable settlement of the litigation with Qwest Communications, Inc. and the disposition of the claimed $1,070,000 obligation to Qwest. This settlement required us to pay a $50,000 settlement fee, which has been paid. We recorded a gain of $1,022,238 on legal settlement as a result of this ruling during the 12 months ended July 31, 2004. As part of the same settlement, our wholly owned subsidiary, AllCom USA, agreed to pay Qwest the sum of $130,477.17 representing previously incurred debt pursuant to a promissory note which was due on November 24, 2004. Although we have not paid the AllCom note, Qwest has agreed verbally to extend the terms of the AllCom note for a period of up to 180 days. As of the date of this report, we are working on a formal extension agreement with Qwest. However, an extension agreement has not been signed, and as of the date of this report, the AllCom note  is  in  default.

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

     In July 2004, in Cause No. 0406129-M, in the District Court of Dallas County, Texas, John Fee, Roy Washburn and Travis Horton filed a lawsuit against us in Dallas County, Texas. The plaintiffs claim that there were material misrepresentations in connection with a private placement of our stock and want their investment of $50,000 each reimbursed. We will vigorously defend against the action. Inasmuch as we are still in the early stages of the litigation, we cannot venture any opinion about the prospective outcome. On January 18, 2005, the lawsuit was dismissed without prejudice as to its refilling. The plaintiffs had until January 18, 2005 to appeal the ruling for a trial de novo in the District Court. If the plaintiffs did not elect such an appeal, they may appeal the decision to the Court of Appeals in Texas or else refile the case.

ITEM  2.  CHANGES  IN  SECURITIES.

     At various times during the period covered by this report, 791,639 shares of our common stock were issued in exchange for 263,880 shares of our preferred stock in connection with the Agreement and Plan of Merger dated May 28, 2003, whereby New ETI, Inc., a California corporation, and a wholly owned subsidiary of Expertise Technology Innovation, Inc., merged with and into United Communications Hub, Inc., a California corporation, with United Communications Hub continuing as the surviving corporation and as our wholly owned subsidiary.

     On August 2, 2004, we issued a promissory note in the amount of $65,000. The payee shall have the right to convert the note into shares of our common stock at a 50% discount off market price on October 31, 2004. As of the date of this report, the payee has not yet converted the note into shares of our common stock.

     On August 12, 2004, through our wholly owned subsidiary, AllCom USA entered into a Binding Deal Memo to acquire certain assets of a company located in Sparks, Nevada, Integrated Communications. We issued 100,000 shares of common stock (valued at $60,000) and a warrant to purchase 20,000 shares of our common stock at $0.60 per share (valued at $10,974) for total consideration valued at $70,974 in this transaction.

     On September 17, 2004, we sold for $25,000 cash a subscription to buy shares of our common stock at a 50% discount to market price at September 17, 2004 or December 15, 2004, whichever price is less. These shares were not yet issued at October 31, 2004, and the amount of $25,000 is shown as Common Stock Subscribed in the financial statements for the three months ended October 31, 2004. In conjunction with this sale of our common stock, we also issued a warrant to purchase 4,100 shares of our common stock at a price equal to 20% of market price at the date the subscription was funded, or September 20, 2004. We have charged the fair value of this warrant, or $344, to operations during the three months ended October 31, 2004.

     On October 9, 2004, we sold 116,279 shares of our common stock at $0.43 per share for a total of $50,000. These shares were not yet issued at October 31, 2004, and the amount of $50,000 is shown as Common Stock Subscribed in the financial statements for the three months ended October 31, 2004. In conjunction with the sale of this common stock subscription, we also issued a warrant to purchase $50,000 of our common stock at a price equal to 25% of market price at the time the warrant is exercised. We have charged the fair value of this warrant, or $16,667, to operations during the three months ended October 31, 2004.

     The issuance of all shares of our common stock was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and related state private offering exemptions. All of the investors took their shares for investment purposes without a view to distribution and had access to information concerning UC Hub Group and our business prospects, as required by the Securities Act.

     In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion. Further, our securities were sold to less than 35 Non-Accredited Investors. All certificates for our shares contained a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended October 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:


                                         ISSUER PURCHASES OF EQUITY SECURITIES
Period            (a)               (b)                    (c)                                   (d)
            Total Number of    Average Price     Total Number of Shares (or     Maximum Number (or Approximate Dollar
           Shares (or Units)   Paid per Share   Units) Purchased as Part of   Value) of Shares (or Units) that May Yet
              Purchased)         (or Unit)      Publicly Announced Plans or   Be Purchased Under the Plans or Programs
                                                        Programs (1)                             (1)
08/01/04-                  0  $              0                             0                                         0
08/31/04
09/01/04-                  0  $              0                             0                                         0
09/30/04
10/01/04-                  0  $              0                             0                                         0
10/31/04


(1) We have not entered into any plans or programs under which we may repurchase its common stock.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS

     (a)     Exhibits.

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


3.4*     Certificate of Amendment to the Articles of Incorporation, filed on January 16, 2004, increasing authorized stock, incorporated by reference from the Company's Form 10-KSB, filed with the SEC on
         February 5, 2004.
3.5*     Certificate of Designation designating 4,250,000 shares as Series A preferred stock, filed on January 30,
         2004.
3.6*     Certificate of Amendment to the Articles of Incorporation, filed on June 2, 2004, changing corporate name from "Expertise Technology Innovation, Inc." to "UC HUB Group, Inc.", filed with the registrant's Form 10-KSB on January 12, 2005.
3.7*     Bylaws, incorporated by reference from the Company's Form 10SB12B, filed with the SEC on February
         4, 2000.
10.1**   Employment Agreement dated as of February 1, 2002 with Larry Wilcox.
10.2*    Employment Agreement dated as of June 1, 2004 with Alice Kong, filed with the registrant's
         Form 10-KSB on January 12, 2005.
10.3*    Employment Agreement dated as of February 1, 2003 with John Cheney, filed with the registrant's
         Form 10-KSB on January 12, 2005.
10.4*    Standard Office Lease dated November 27, 2001, by and between Arden Realty Limited Partnership and
         AllCom USA, Inc., filed with the registrant's Form 10-KSB on January 12, 2005.
10.5*    Amendment to the Standard Office Lease, dated May 22, 2002, filed with the registrant's Form 10-KSB on January 12, 2005.
10.6*    UC HUB Group, Inc. 2003 Stock Plan, filed with the registrant's Form 10-KSB on January 12, 2005.
10.7*    Form of Assignment of intellectual property, dated March 14, 2002, filed with the registrant's
         Form 10-KSB on January 12, 2005.
10.8*    Promissory Note in the principal amount of $35,000.00, dated April 4, 2002 in favor of Buck
         Kumphausen, filed with the registrant's Form 10-KSB on January 12, 2005.
10.9*    Promissory Note in the principal amount of $75,000.00, dated April 5, 2004 in favor of Alice Kong, filed with the registrant's Form 10-KSB on January 12, 2005.
10.10**  Promissory Note in the principal amount of $65,000.00, dated August 2, 2004 in favor of Keith Webb and John Arnone, filed with the registrant's Form 10-KSB on January 12, 2005 and refilled herewith to correct a mistake.
10.11*   Promissory Note in the principal amount of $25,000.00, dated September 17, 2004 in favor of William A.
         Mueller, filed with the registrant's Form 10-KSB on January 12, 2005.
10.12*   Promissory Note in the principal amount of $50,000.00, dated October 9, 2004 in favor of Bonnie K.
         Farnsworth, filed with the registrant's Form 10-KSB on January 12, 2005.
10.13*   Promissory Note in the principal amount of $50,000.00, dated December 30, 2004 in favor of Bonnie
         Farnsworth, filed with the registrant's Form 10-KSB on January 12, 2005.
10.14*   Binding Deal Memorandum between UC Hub Group, Inc. and eCelerity, dated May 20, 2004, filed with the registrant's Form 10-KSB on January 12, 2005.
10.15*   Deal Memorandum between National Merchant Center and eSAFE, Inc., dated October 15, 2004, filed with the registrant's Form 10-KSB on January 12, 2005.
10.16*   Binding Deal Memorandum between UC Hub Group, Inc. and Integrated Communications, dated August
         12, 2004, effective as of August 21, 2004, filed with the registrant's Form 10-KSB on
         January 12, 2005.
10.17*   Negotiable Promissory Note and Agreement dated June 2004, between United Communications Hub, Inc.
         and Qwest Communications Corporation in the amount of $50,000 due December 31, 2004, filed with the registrant's Form 10-KSB on January 12, 2005.
10.18**  Negotiable Promissory Note and Agreement dated June 2004, between AllCom USA, Inc. and Qwest
         Communications Corporation in the amount of $130,477.17 due November 24, 2004.
10.19**  Promissory Note in the principal amount of $25,000.00, dated November 1, 2004 in favor of Stephen F.
         Owens.
14*      Code of Ethics, file d with the registrant's Form 10-KSB on January 12, 2005.
31.1**   Certification of Larry Wilcox, Chief Executive Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2**   Certification of Larry Wilcox, Chief Financial Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1**   Certification of Larry Wilcox, Chief Executive Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2**   Certification of Larry Wilcox, Chief Financial Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

________
*   Previously Filed
**  Filed Herewith

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated January 18, 2005.

                                      UC HUB GROUP, INC.



                                      By  /s/ Larry Wilcox
                                        ----------------------------------------
                                          Larry Wilcox,
                                          President and Chief Executive Officer