Form 10QSB
period 2005-01-31
UC Hub Group Inc
filed 2005-03-24
CIK 1072935

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended January 31, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2005, the issuer had 6,188,020 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .   2
  Item 1.  Financial Statements (Unaudited). . . . . . . . . . . . . . .   2
  Item 2.  Management's Discussion and Analysis or Plan of Operation . .   11
  Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . .   13
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .   14
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   14
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .   15
  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .   15
  Item 4.  Submission of Matters to a Vote of Security Holders . . . . .   15
  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .   15
  Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .   15
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                      UC HUB GROUP, INC.
                                  Consolidated Balance Sheet

                                                                                  January 31,
                                                                                     2005
                                                                                 -------------
                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $     95,243
   Accounts Receivable, net of allowance of $57,053                                   669,279
   Inventory                                                                            2,492
   Other current assets                                                                 7,125
                                                                                 -------------
Total current assets                                                                  774,139

Property and equipment, net of accumulated
   depreciation of $40,864                                                             67,795

                                                                                 -------------
Total assets                                                                     $    841,934
                                                                                 =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                         $  2,385,515
   Notes payable                                                                      506,635
                                                                                 -------------

      Total current liabilities                                                     2,892,150
                                                                                 -------------


Total Liabilities                                                                   2,892,150

STOCKHOLDERS' DEFICIT
   Convertible Preferred stock, 5,000,000 shares authorized, $0.001 par value
      per share; 3,063,082 shares issued and outstanding            3,063
   Common stock, .001 par value 50,000,000 shares authorized,
      6,188,020 shares issued and outstanding                      6,188
   Stock subscription receivable                                                       93,900
   Deferred compensation                                                             (149,795)
   Additional paid-in capital                                                      14,020,238
   Accumulated deficit                                                            (16,023,810)

      Total stockholder's deficit                                                  (2,050,216)

                                                                                 -------------
Total liabilities and stockholders' deficit                                      $    841,934
                                                                                 =============

The accompanying notes are an integral part of these financial statements.

                                              UC HUB GROUP, INC.
                                        Consolidated Statement of Losses

                                                   For the Three Months Ended       For the Six Months Ended
                                                           January 31,                      January 31,
                                                     2005             2004            2005            2004
                                                ---------------  --------------  ---------------  -------------
Revenues                                        $      747,100   $     561,713   $    1,448,884   $  1,102,908

Cost of Sales                                          570,703         485,442        1,104,646        948,398
                                                ---------------  --------------  ---------------  -------------

Gross Profit                                           176,397          76,271          344,238        154,510

Selling, general, and administrative expenses          220,879         212,062          723,493        561,834
Acquisition costs                                            -               -           33,474
                                                ---------------  --------------  ---------------  -------------

Total operating expenses                               220,879         212,062          756,967        561,834
                                                ---------------  --------------  ---------------  -------------

Loss before other income and expense                   (44,482)       (135,791)        (412,729)      (407,324)

Other income (expense):
   Interest income (expense)                           (58,542)           (133)         (70,667)       (12,056)
                                                ---------------  --------------  ---------------  -------------


  Net Loss                                      $     (103,024)  $    (135,924)  $     (483,396)  $   (419,380)
                                                ===============  ==============  ===============  =============

NET LOSS PER COMMON SHARE -
  BASIC AND FULLY DILUTED
   Net loss                                     $        (0.02)  $       (0.07)  $        (0.09)  $      (0.21)
                                                ===============  ==============  ===============  =============

PER SHARE INFORMATION -
  BASIC AND FULLY DILUTED
  Weighted average shares outstanding                5,720,545       1,987,734        5,213,239      1,987,734
                                                ===============  ==============  ===============  =============

The accompanying notes are an integral part of these financial statements.

                               UC HUB GROUP, INC.
                      Consolidated Statements of Cash Flows

                                                               Six months ended
                                                                 January 31,
                                                               2005        2004
                                                            ----------  ----------
OPERATING ACTIVITIES
    Net loss                                              $(483,396)  $(419,380)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                           16,503       7,514
        Acquisition costs                                      33,474
        Interest expense                                       70,667
        Allowance for bad debt                                200,757      35,000
    Changes in:
        Accounts receivable                                  (588,349)    304,797
        Inventory                                              (2,492)          -
        Other current assets                                     (425)    (11,587)
        Deposits                                                    -           -
        Accounts payable                                      564,684    (196,536)

                                                            ----------  ----------
            Net cash used in operating activities            (188,577)   (280,192)
                                                            ----------  ----------

FINANCING ACTIVITIES
            Issuance of notes payable                         108,500           -
            Proceeds of short-term borrowing                   56,000           -
            Sale of common stock for cash                           -     180,000
            Common stock subscribed for cash                   75,000     100,000
                                                            ----------  ----------
            Net cash provided by financing activities         239,500     280,000
                                                            ----------  ----------

                Net increase (decrease) in cash                50,923        (192)

CASH AT BEGINNING OF YEAR                                      44,320     130,559
                                                            ----------  ----------

CASH AT END OF YEAR                                         $  95,243   $ 130,367
                                                            ==========  ==========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:
    Interest                                                $       -   $       -
                                                            ==========  ==========
    Income taxes                                            $       -   $       -
                                                            ==========  ==========

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES

    Issuance of stock and warrants for asset acquisition
      and related costs assigned to property and equipment  $  37,500   $       -
                                                            ==========  ==========

    Issuance of stock and warrants for asset acquisition,
      amount charge to acquisition costs                    $  33,474   $       -
                                                            ==========  ==========

    Issuance of shares as inducement for loan               $   3,900   $       -
                                                            ==========  ==========

    Exchange of 327,970 shares of preferred stock for
      983,910 shares of common stock                        $     656   $       -
                                                            ==========  ==========

    Fair value of warrants issued with promissory note      $  17,011   $       -
                                                            ==========  ==========

    Beneficial conversion feature of convertible note       $  24,656   $       -
                                                            ==========  ==========

    Convert note payable to common stock subscribed         $  25,000   $       -
                                                            ==========  ==========

    Value of options issued to the Company's president      $ 150,000   $       -
                                                            ==========  ==========

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month and six-month periods ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ended July 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the July 31, 2004 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION - MANAGEMENT UPDATE

BUSINESS AND BASIS OF PRESENTATION
----------------------------------

UC Hub Group Inc. ("Company" or "UC Hub") was formed on February 22, 1999 under the laws of the State of California.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, AllCom USA, Inc and eSAFE, Inc. Significant inter-company transactions have been eliminated in consolidation.

UC Hub is a communications software development and distribution company with primary interests in digital communications and digitally based products and services necessary to support the corporate vision of the "Digital City." At January 31, 2005, we had two wholly owned subsidiaries and a software division:

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

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $103,024 and $135,924 during the three months ended January 31, 2005 and 2004, respectively. The Company's current liabilities exceeded its current assets by $2,118,011 as of January 31, 2005 (see Note E).

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

                                  Three months ended January 31,        Six months ended January 31,
                               ------------------------------------  ----------------------------------
                                     2005               2004               2005              2004
                               ----------------  ------------------  ----------------  ----------------
Net loss, as reported          $      (103,024)  $        (135,924)  $      (483,396)  $      (419,380)
Compensation recognized under
APB No. 25                                 205                   0               205                 0
Compensation recognized under
SFAS 123                                  (485)                  0              (485)                0
                               ----------------  ------------------  ----------------  ----------------

Pro forma net loss             $      (102,744)  $        (135,924)  $      (483,676)  $      (419,380)
                               ================  ==================  ================  ================

Pro forma loss per share       $         (0.02)  $           (0.07)  $         (0.09)  $         (0.21)
                               ================  ==================  ================  ================

SALES TAXES AND FEES

During the three months ended January 31, 2005, the Company determined that there is a liability for sales taxes and fees collected on telephone services sold. At January 31, 2005, the Company estimates the amount of this liability to be approximately $319,659. There may be additional penalties which will apply to this amount. $319,659 has been charged to operations during the three months ended January 31, 2005. See Note C.

AMOUNT  DUE  TO  OFFICER

The Company has an employment agreement with Larry Wilcox, its President and Chief Executive Officer which provides for an annual salary of $360,000. In order to conserve the Company's cash, Mr. Wilcox has not drawn a salary and from time to time has advanced personal funds to the Company. Mr. Wilcox has continued to accrue salary. At January 31, 2005, the Company owes Mr. Wilcox a net amount of $601,375.

ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts payable and accrued liabilities at January 31, 2005 consist of the following:

Accounts Payable               963,039
Due to Chief Executive         601,375
Sales taxes and fees           395,668
Accrued payroll and related    210,848
Other accrued liabilities      149,447
Accrued interest                65,138

                             ---------
                             2,385,515
                             =========


NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be  so  abnormal  as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock Warrants, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

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


NOTE B - SEGMENT INFORMATION

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

                                           Three months ended      Six months ended
                                               January 31,            January 31,

                                             2005       2004       2005        2004
                                          ---------  ---------  ----------  ----------
Sales to external customers:
  Service                                  374,421    561,713     886,883   1,102,908
  Systems                                  372,679          -     562,001           -
                                          ---------  ---------  ----------  ----------
    Total  sales to external customers     747,100    561,713   1,448,884   1,102,908
                                          =========  =========  ==========  ==========

Cost of goods sold:
  Service                                  289,494    485,442     699,765     948,398
  Systems                                  281,209          -     404,881           -
                                          ---------  ---------  ----------  ----------
    Total cost of goods sold               570,703    485,442   1,104,646     948,398
                                          =========  =========  ==========  ==========

General and administrative expenses,
Including sales taxes and fees:
  Service                                  198,979    212,062     651,759     561,834
  Systems                                   21,900          -      71,734           -
                                          ---------  ---------  ----------  ----------
    Total general and administrative       220,879    212,062     723,493     561,834
                                          =========  =========  ==========  ==========

Acquisition costs:
  Service                                        -          -           -           -
  Systems                                        -          -      33,474           -
                                          ---------  ---------  ----------  ----------
    Total depreciation and amortization          -          -      33,474           -
                                          =========  =========  ==========  ==========


Capital expenditures:
  Service                                        -          -           -           -
  Systems                                        -          -      37,500           -
                                          ---------  ---------  ----------  ----------
    Total capital expenditures                   -          -      37,500           -
                                          =========  =========  ==========  ==========

Operating income (loss):
  Service                                 (114,052)  (135,791)   (464,641)   (407,324)
  Systems                                   69,570          -      51,912           -
                                          ---------  ---------  ----------  ----------
    Total operating income (loss)          (44,482)  (135,791)   (412,729)   (407,324)
                                          =========  =========  ==========  ==========

Segment assets:
  Service                                  376,527
  Systems                                  465,407          -
                                          ---------  ---------
    Total segment assets                   841,934    436,608
                                          =========  =========

NOTE C - CHANGES IN PRIOR PERIODS

During the three months ended January 31, 2005, the Company became aware of two errors in its prior financial statements. The first is the accounting for sales taxes and fees collected (See note B).

The second is a cutoff error in the accounting for revenue and related cost of sales between the three months ended October 31, 2003 and the three months ended March 31, 2004. This error resulted in overstating revenue and cost of sales for the three months ended October 31, 2003 by $291,688 and $235,911, respectively; this error also resulted in understating revenue and cost of sales for the three months ended January

31, 2004 by the same amounts, or $291,688 and $235,911, respectively.

The net effects of these adjustments for the periods effected are as follows:

                                As originally
                                   stated
                                  12 months       Adjustment     Adjustment                    Restated
                                    ended            for         for sales        Total         12 m/e
                                  7/31/2003      Sales Cutoff    taxes/fees    Adjustments    7/31/2003
                               --------------------------------------------------------------------------
Revenues inc (dec)                  2,851,877               -      (231,813)      (231,813)    2,620,064
Cost of Sales inc (dec)             1,920,615               -       (45,655)       (45,655)    1,874,960

  Net Loss inc (dec)               (1,925,197)              -      (186,158)      (186,158)   (2,111,355)
Net loss per common share,
  basic and diluted inc (dec)  $        (0.14)  $           -   $     (0.02)  $      (0.02)  $     (0.16)


                                As originally
                                   stated
                                  3 months        Adjustment     Adjustment                    Restated
                                    ended            for         for sales        Total          3 m/e
                                 10/31/2003      Sales Cutoff    taxes/fees      Adjust       10/31/2003
                               --------------------------------------------------------------------------
Revenues inc (dec)                    316,239         291,688       (66,732)       224,956       541,195
Cost of Sales inc (dec)               243,148         235,911       (16,103)       219,808       462,956

  Net Loss inc (dec)                 (288,604)         55,777       (50,629)         5,148      (283,456)
Net loss per common share,
  basic and diluted inc (dec)  $        (0.15)  $        0.03   $     (0.03)  $          -   $     (0.15)


                                As originally
                                   stated
                                  3 months        Adjustment     Adjustment                     Restated
                                    ended            for         for sales        Total          3 m/e
                                  1/31/2004      Sales Cutoff    taxes/fees      Adjust        1/31/2004
                               --------------------------------------------------------------------------
Revenues inc (dec)                    912,051        (291,688)      (58,650)      (350,338)      561,713
Cost of Sales inc (dec)               722,236        (235,911)         (883)      (236,794)      485,442

  Net Loss inc (dec)                  (22,380)        (55,777)      (57,767)      (113,544)     (135,924)
Net loss per common share,
  basic and diluted inc (dec)  $        (0.01)  $       (0.03)  $     (0.03)  $      (0.06)  $     (0.07)


                                As originally
                                   stated
                                  3 months        Adjustment     Adjustment                     restated
                                    ended            for         for sales        Total          3 m/e
                                  4/30/2004      Sales Cutoff    taxes/fees      Adjust        4/30/2004
                               --------------------------------------------------------------------------
Revenues inc (dec)                    615,487               -       (67,908)       (67,908)      547,579
Cost of Sales inc (dec)               384,299               -       (12,922)       (12,922)      371,377

  Net Loss inc (dec)                  (17,237)              -       (54,986)       (54,986)      (72,223)
Net loss per common share,
  basic and diluted inc (dec)  $        (0.01)                  $     (0.03)  $      (0.03)  $     (0.04)


                                As originally
                                   stated
                                  12 months        Adjustment     Adjustment                     Restated
                                    ended            for         for sales        Total          12 m/e
                                  7/31/2004      Sales Cutoff    taxes/fees      Adjust        7/31/2004
                               --------------------------------------------------------------------------
Revenues inc (dec)                  2,372,057               -      (246,558)      (246,558)    2,125,499
Cost of Sales inc (dec)             1,489,696               -      (160,416)      (160,416)    1,329,280

  Net Loss inc (dec)                 (748,398)              -       (86,142)       (86,142)     (834,540)
Net loss per common share,
  basic and diluted inc (dec)  $        (0.32)                  $     (0.04)  $      (0.04)  $     (0.36)


                                As originally
                                   stated
                                  12 months       Adjustment     Adjustment                    Restated
                                    ended            for         for sales        Total          3 m/e
                                 10/31/2004      Sales Cutoff    taxes/fees      Adjust       10/31/2004
                               --------------------------------------------------------------------------
Revenues inc (dec)                    774,720               -       (72,936)       (72,936)      701,784
Cost of Sales inc (dec)               565,926               -       (31,983)       (31,983)      533,943

  Net Loss inc (dec)                 (339,419)              -       (40,953)       (40,953)     (380,372)
Net loss per common share,
  basic and diluted inc (dec)  $        (0.07)                  $     (0.01)  $      (0.01)  $     (0.08)

NOTE D - NOTES PAYABLE

In December 2004, we issued a note payable in the amount of $50,000. As incentive for making this loan to the Company we also provided the lender with 15,000 shares of restricted stock with a value of $3,900. This amount is charged to interest expense and credited to common stock subscribed during the three months ended January 31, 2005.

NOTE E - CAPITAL STOCK

ETI transaction and preferred stock exchanged for common stock
--------------------------------------------------------------

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

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's shareholders were exchanged for an aggregate of 4,269,844 shares of ETI's convertible preferred stock (the "ETI Preferred Stock"). The value of the ETI Preferred Stock that was issued was the historical cost of the ETI's net tangible assets, which did not differ materially from their fair value. In addition, holders of the Company's options and warrants to acquire common stock exchanged their options for options to acquire the ETI's common stock. The ETI Preferred Stock was exchangeable at the option of the stockholder into shares of ETI Common Stock at the rate of one share of ETI Preferred Stock for three shares of common stock. The exchange of ETI Preferred Stock to common stock was restricted to one-twelfth of the total number of shares held by each shareholder per month, beginning in January 2004. During the three months ended January 31, 2004, 327,970 shares of ETI Preferred Stock were exchanged for 983,910 shares of common stock. At January 31, 2004, a cumulative total of 1,206,762 shares of ETI Preferred Stock had been exchanged for 3,620,286 shares of common stock, and 3,063,082 shares of ETI Preferred Stock exchangeable for 9,189,246 shares of common stock remained outstanding.

Common Stock Subscribed
-----------------------

In December 2004, a note payable previously issued in the amount of $25,000 converted to common stock at 50% of the market price, or $0.15. We calculated the intrinsic value of the beneficial conversion feature of the note to be $24,656, and charged that amount to operations during the three months ended January 31, 2005. The amount of $25,000 is shown as Common Stock Subscribed in the accompanying financial statements for the period ended January 31, 2005.

Stock Options
-------------

In January 2005, the Company's Chief Executive Officer received options to purchase 1,500,000 shares of the Company's stock at a price of $0.16. These options vest over a three-year period, and have a term of ten years. The 946,875 options previously held by the Chief Executive Officer were cancelled. The
Company valued the options at $150,000 and charged this amount to deferred compensation during the three months ended January 31, 2005. This amount will be amortized over the vesting period of the options, or 3 years. During the 3 months ended January 31, 2005, the Company amortized the amount of $205.

NOTE F - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $103,024 and $135,924 during the three months ended January 31, 2005 and 2004, respectively. The Company's current liabilities exceeded its current assets by $2,118,011 as of January 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE G - SUBSEQUENT EVENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2005 TO THE THREE MONTHS ENDED JANUARY 31, 2004

REVENUE. Our total revenue was $747,100 for the three month period ended January 31, 2005, an increase of $185,387 or approximately 33 percent compared to $561,713 for the three month period ended January 31, 2004. Our wholly owned subsidiary, AllCom USA, Inc., continued implementing the AllCom Systems in this quarter and its sales and servicing efforts produced an increase in our total revenue. AllCom Systems offers VoIP, Wi-Fi, engineering, cabling and telephone systems to businesses and Digital Cities. We believe that having the flexibility and engineering capability in this very competitive communications marketplace will accelerate our market penetration and assist us in our overall Digital City vision.

GROSS PROFIT. Our gross profit was $176,397 or approximately 24 percent of sales for the three months ended January 31, 2005, compared to a gross profit of $76,271 or approximately 14 percent of sales for the three months ended January 31, 2004. The increase in gross profit as a percent of sales and the increase in gross profit in dollars during the period both resulted from the increase in sales from AllCom and the elimination of marginal business, and improved results from ongoing business of the unit.

COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the three-month period ended January 31, 2005 were $220,879, an increase of $8,817 or approximately 4 percent compared to SG&A expenses of $212,062 during the three month period ended January 31, 2004. The decrease is attributable to the inclusion of the Costs and expenses of AllCom Systems offset by head office cost reductions.

INTEREST EXPENSE. We incurred interest expense of $58,542 during the three months ended January 31, 2005 versus $133 during the three months ended January 31, 2004, which is an increase of $58,409. The increase is a result of the amortization of the discounts on notes payable resulting from beneficial conversion features and warrants offered as an inducement to the lender. The increase is also a result of an increase in the amount of debt outstanding during the three months ended January 31, 2005.

NET LOSS. For the above reasons, our net loss for the three months ended January 31, 2005 was $103,024, a decrease of $32,900 or approximately 24 percent compared to a net loss of $135,924 for the three months ended January 31, 2004.

Our net loss per common share (basic and diluted) was $0.02 for the three months January 31, 2005 compared to a net loss per common share of $0.07 for the three months ended January 31, 2004.

The weighted average number of outstanding shares was 5,720,545 and 1,987,734 for the three months ended January 31, 2005 and 2004, respectively.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 31, 2004 TO THE SIX MONTHS ENDED JANUARY 31, 2005

REVENUE. Our total revenue was $1,448,884 for the six-month period ended January 31, 2005, an increase of $345,976 or approximately 31 percent compared to $1,102,908 for the six months ended January 31, 2004. Our wholly owned subsidiary, AllCom USA, Inc., began implementing the AllCom Systems in this half year and its sales and servicing efforts produced an increase in our total revenue. AllCom Systems offers VoIP, Wi-Fi, engineering, cabling and telephone systems to businesses and Digital Cities. We believe that having the flexibility and engineering capability in this very competitive communications marketplace will accelerate our market penetration and assist us in our overall Digital City vision.

GROSS PROFIT. Our gross profit was $344,238 or approximately 24 percent of sales for the six months ended January 31, 2005, compared to a gross profit of $154,510 or approximately 14 percent of sales for the six months ended January 31, 2004. The increase in both gross profit as a percent of sales and in gross profit in dollars during the period resulted from the increase in sales from AllCom and the elimination of marginal business, and improved results from ongoing business of the unit.

COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the six month period ended January 31, 2005 were $723,493, an increase of $161,659 or approximately 29 percent compared to SG&A expenses of $561,834 during the six month period ended January 31, 2004. The increase is attributable to the inclusion of the Costs and expenses of AllCom Systems, a reserve for bad debts of $200,757, together partially offset by head office cost reductions.

ACQUISITION COSTS. Acquisition costs were $33,474 during the six months ended January 31, 2005 due to acquiring some of the assets of Integrated Communications for our AllCom Systems division. There were no acquisition costs during the comparable period of the prior year.

INTEREST EXPENSE. We incurred interest expense of $70,667 during the six months ended January 31, 2005 compared to $12,056 during the six months ended January 31, 2004, which is an increase of $58,409. The increase is a result of the amortization of the discounts on notes payable resulting from beneficial
conversion features and warrants offered as an inducement to the lender.   The
increase is also a result of a large amount of debt outstanding during the six months ended January 31, 2005.

NET LOSS. For the above reasons, our net loss for the six months ended January 31, 2005 was $483,396, an increase of $64,016 or approximately 15 percent compared to a net loss of $419,380 for the six months ended January 31, 2004.

Our net loss per common share (basic and diluted) was $0.09 for the six months ended January 31, 2005 compared to a net loss per common share of $0.21 for the six months ended January 31, 2004.

The weighted average number of outstanding shares was 5,213,239 and 1,987,734 for the three months ended January 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES NEED MANAGEMENT EXPLANATION OF THE VARIANCES

As of January 31, 2005, we had a working capital deficit of $2,118,011. We generated cash flow from operations of $101,579 for the six month period ended January 31, 2005. The cash flow from operating activities is largely attributable to our net loss of $483,396 adjusted for bad debt expense of $200,757 and changes in the components of working capital amounting to a source of cash of $384,218.

We met our cash requirements during the period through proceeds from the issuance of notes payable for cash of $108,500, short term borrowing of $56,000, and the sale of our common stock in the amount of $75,000.

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

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. Our net loss for the six months ended January 31, 2005 was $483,396, an increase of $64,016 or approximately 10 percent compared to a net loss of $419,380 for the six months ended January 31, 2004. The increased loss is largely the result of the reserve for bad debts of $200,757, partially offset by the contributions of AllCom Systems and the cost reduction exercise.

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

RECENT DEVELOPMENTS

eSAFE is in the final rounds of completing the legal agreement between First Federal Bank whereby they will be the issuer of a MasterCard flagged product for eSAFE.

eSAFE has hired three additional people to assist in the training and roll out of the cash card program. This program has begun with PowerFuel in Houston Texas and Independent Sales Organizations in Hawaii.

eSAFE has also signed a preliminary agreement with the National Indoor Football League to assist on a combination of software and loyalty membership basis.

UC Hub has signed an interim binding Memorandum of Understanding with Source to utilize exclusively the Digital City Loyalty Program.

AllCom has signed a master sales agreement with the Canadian firm, PRESINET and has begun training on the bandwidth management and security systems that have elaborate management reporting capability.

OT2, our municipal government division, has interest from three new cities to buy the software package to run their respective cities. These cities will now begin a 30 day pilot program which may expand.

OT2 has begun its direct mail campaign with Tier II and Tier III Cities and is receiving a positive market response to the mail piece.


AllCom Systems has completed the majority of the engineering and communications system installations in St. Mary's Health Network located in Reno, Nevada. AllCom Systems is planning to expand its operations from Nevada to Southern California by mid year, whereby ALLCOM should see an increase in revenue and residual service costs.

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

On May, 25, 2004, in Cause No. 04-0553, at the American Arbitration Association located in Denver, Colorado, we reached a favorable settlement of the litigation with Qwest Communications, Inc. and the disposition of the claimed $1,070,000 obligation to Qwest. This settlement required us to pay a $50,000 settlement fee, which has been paid. We recorded a gain of $1,022,238 on legal settlement as a result of this ruling during the 12 months ended July 31, 2004. As part of the same settlement, our wholly owned subsidiary, AllCom USA, agreed to pay Qwest the sum of $130,477.17 representing previously incurred debt pursuant to a promissory note which was due on November 24, 2004. Although we have not paid the AllCom note, Qwest has agreed verbally to extend the terms of the AllCom note for a period of up to 180 days. As of the date of this report, we have verbally agreed with Qwest to pay the note over the next three months by making payments in March, April and May of 2005. As of the date of this report, we have made the first payment. The amount of each payment is at our discretion, as long as the note is fully paid by the end of May of 2005.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended January 31, 2005, 983,910 shares of our common stock were issued in exchange for 327,970 shares of our preferred stock in connection with the Agreement and Plan of Merger dated May 28, 2003, whereby New ETI, Inc., a California corporation, and a wholly owned subsidiary of Expertise Technology Innovation, Inc., merged with and into United Communications Hub, Inc., a California corporation, with United Communications Hub continuing as the surviving corporation and as our wholly owned subsidiary.

In December 2004, a note payable previously issued in the amount of $25,000 converted to common stock at 50% of the market price, or $0.15. We calculated the intrinsic value of the beneficial conversion feature of the note to be $24,656, and charged that amount to operations during the three months ended January 31, 2005. The amount of $25,000 is shown as Common Stock Subscribed in the accompanying financial statements for the period ended January 31, 2005.

In December 2004, we issued our note payable in the amount of $50,000. As an incentive for making this loan to the Company we also provided the lender with 15,000 shares of restricted stock with a value of $3,900. This amount is charged to interest expense and to common stock subscribed during the period ended January 31, 2005.

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

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended January 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

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
10/31/04

(1) We have not entered into any plans or programs under which we may repurchase our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On November 19, 2004, an "E" was appended to our trading symbol due to our failure to timely file our Annual Report on Form 10-KSB for the period ended July 31, 2004. On January 12, 2004, we filed our Annual Report on Form 10-KSB for the period ended July 31, 2004 with the SEC. Effective January 24, 2005, the "E" was removed from our trading symbol.

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


3.4*     Certificate of Amendment to the Articles of Incorporation, filed on January 16, 2004, increasing authorized stock, incorporated by reference from the Company's Form 10-KSB, filed with the SEC on
         February 5, 2004.
3.5*     Certificate of Designation designating 4,250,000 shares as Series A preferred stock, filed on January 30,
         2004.
3.6*     Certificate of Amendment to the Articles of Incorporation, filed on June 2, 2004, changing corporate name from "Expertise Technology Innovation, Inc." to "UC HUB Group, Inc.", filed with the registrant's Form 10-KSB on January 12, 2005.
3.7*     Bylaws, incorporated by reference from the Company's Form 10SB12B, filed with the SEC on February
         4, 2000.
10.1**   Employment Agreement dated as of February 1, 2002 with Larry Wilcox.
10.2*    Employment Agreement dated as of June 1, 2004 with Alice Kong, filed with the registrant's
         Form 10-KSB on January 12, 2005.
10.3*    Employment Agreement dated as of February 1, 2003 with John Cheney, filed with the registrant's
         Form 10-KSB on January 12, 2005.
10.4*    Standard Office Lease dated November 27, 2001, by and between Arden Realty Limited Partnership and
         AllCom USA, Inc., filed with the registrant's Form 10-KSB on January 12, 2005.
10.5*    Amendment to the Standard Office Lease, dated May 22, 2002, filed with the registrant's Form 10-KSB on January 12, 2005.
10.6*    UC HUB Group, Inc. 2003 Stock Plan, filed with the registrant's Form 10-KSB on January 12, 2005.
10.7*    Form of Assignment of intellectual property, dated March 14, 2002, filed with the registrant's
         Form 10-KSB on January 12, 2005.
10.8*    Promissory Note in the principal amount of $35,000.00, dated April 4, 2002 in favor of Buck
         Kumphausen, filed with the registrant's Form 10-KSB on January 12, 2005.
10.9*    Promissory Note in the principal amount of $75,000.00, dated April 5, 2004 in favor of Alice Kong, filed with the registrant's Form 10-KSB on January 12, 2005.
10.10**  Promissory Note in the principal amount of $65,000.00, dated August 2, 2004 in favor of Keith Webb and John Arnone, filed with the registrant's Form 10-KSB on January 12, 2005 and refilled herewith to correct a mistake.
10.11*   Promissory Note in the principal amount of $25,000.00, dated September 17, 2004 in favor of William A.
         Mueller, filed with the registrant's Form 10-KSB on January 12, 2005.
10.12*   Promissory Note in the principal amount of $50,000.00, dated October 9, 2004 in favor of Bonnie K.
         Farnsworth, filed with the registrant's Form 10-KSB on January 12, 2005.
10.13*   Promissory Note in the principal amount of $50,000.00, dated December 30, 2004 in favor of Bonnie
         Farnsworth, filed with the registrant's Form 10-KSB on January 12, 2005.
10.14*   Binding Deal Memorandum between UC Hub Group, Inc. and eCelerity, dated May 20, 2004, filed with the registrant's Form 10-KSB on January 12, 2005.
10.15*   Deal Memorandum between National Merchant Center and eSAFE, Inc., dated October 15, 2004, filed with the registrant's Form 10-KSB on January 12, 2005.
10.16*   Binding Deal Memorandum between UC Hub Group, Inc. and Integrated Communications, dated August
         12, 2004, effective as of August 21, 2004, filed with the registrant's Form 10-KSB on
         January 12, 2005.
10.17*   Negotiable Promissory Note and Agreement dated June 2004, between United Communications Hub, Inc.
         and Qwest Communications Corporation in the amount of $50,000 due December 31, 2004, filed with the registrant's Form 10-KSB on January 12, 2005.
10.18**  Negotiable Promissory Note and Agreement dated June 2004, between AllCom USA, Inc. and Qwest
         Communications Corporation in the amount of $130,477.17 due November 24, 2004.
10.19**  Promissory Note in the principal amount of $25,000.00, dated November 1, 2004 in favor of Stephen F.
         Owens.
14*      Code of Ethics, file d with the registrant's Form 10-KSB on January 12, 2005.
31.1**   Certification of Larry Wilcox, Chief Executive Officer and Chief Financial Officer of UC Hub Group, Inc.,
         pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1**   Certification of Larry Wilcox, Chief Executive Officer and Chief Financial Officer of UC Hub Group, Inc.,
         pursuant to 18 U.S.C Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

* Previously Filed ** Filed Herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

DATED  MARCH 24, 2005.

                               UC HUB GROUP, INC.



                         By  /s/ Larry Wilcox
                           ----------------------------------------
                             Larry Wilcox,
                             Chief Executive Officer and Chief Financial Officer