Form 10QSB/A
period 2005-01-31
UC Hub Group Inc
filed 2005-03-28
CIK 1072935

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                     UC  HUB GROUP, INC.
                                  Consolidated Balance Sheet
                                         (Unaudited)

                                                                                  January 31,
                                                                                     2005
                                                                                 -------------
                                           ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $     95,243
   Accounts Receivable, net of allowance of $57,053                                   669,279
   Inventory                                                                            2,492
   Other current assets                                                                 7,125
                                                                                 -------------
Total current assets                                                                  774,139

Property and equipment, net of accumulated
   depreciation of $40,864                                                             67,795

                                                                                 -------------
Total assets                                                                     $    841,934
                                                                                 =============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                         $  2,391,187
   Notes payable                                                                      506,635
                                                                                 -------------

      Total current liabilities                                                     2,897,822
                                                                                 -------------


Total Liabilities                                                                   2,897,822

Stockholders' deficit
   Convertible Preferred stock, 5,000,000 shares authorized, $0.001 par value
      per share; 3,063,082 shares issued and outstanding at January 31, 2005            3,063
   Common stock, .001 par value 50,000,000 shares authorized,
      6,188,020 shares issued and outstanding at January  31, 2005                      6,188
   Stock subscription receivable                                                       93,900
   Deferred compensation                                                             (149,795)
   Additional paid-in capital                                                      14,020,238
   Accumulated (deficit)                                                          (16,029,482)

      Total stockholder's deficit                                                  (2,055,888)

                                                                                 -------------
Total liabilities and stockholders' deficit                                      $    841,934
                                                                                 =============

The accompanying notes are an integral part of these financial statements.

                                              UC HUB GROUP, INC.
                                        Consolidated Statement of Losses
                                                  (Unaudited)

                                                   For the Three Months Ended       For the Six Months Ended
                                                           January 31,                      January 31,
                                                     2005             2004            2005            2004
                                                ---------------  --------------  ---------------  -------------
Revenues                                        $      747,100   $     561,713   $    1,448,884   $  1,102,908

Cost of Sales                                          590,700         485,442        1,124,643        948,398
                                                ---------------  --------------  ---------------  -------------

Gross Profit                                           156,400          76,271          324,241        154,510

Selling, general, and administrative expenses          220,879         212,062          723,493        561,834
Sales taxes and fees                                   319,659               -          319,659              -
Acquisition costs                                            -               -           33,474
                                                ---------------  --------------  ---------------  -------------

Total operating expenses                               540,538         212,062        1,076,626        561,834
                                                ---------------  --------------  ---------------  -------------

Loss before other income and expense                  (384,138)       (135,791)        (752,385)      (407,324)

Other income (expense):
   Interest income (expense)                           (58,542)           (133)         (70,667)       (12,056)
                                                ---------------  --------------  ---------------  -------------

   Income (loss) before income taxes                  (442,680)       (135,924)        (823,052)      (419,380)

   Income tax benefit                                        -               -
                                                ---------------  --------------  ---------------  -------------

   Net Loss                                     $     (442,680)  $    (135,924)  $     (823,052)  $   (419,380)
                                                ===============  ==============  ===============  =============

NET LOSS PER COMMON SHARE
   Profit (Loss) from operations
   Loss from discontinued operations
   Net loss                                     $        (0.08)  $       (0.07)  $        (0.16)  $      (0.21)
                                                ===============  ==============  ===============  =============

PER SHARE INFORMATION -
  BASIC AND FULLY DILUTED
  Weighted average shares outstanding                5,720,545       1,987,734        5,213,239      1,987,734
                                                ===============  ==============  ===============  =============

The accompanying notes are an integral part of these financial statements.

                              UC  HUB GROUP, INC.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               Six months ended
                                                                 January  31,
                                                               2005        2004
                                                            ----------  ----------
OPERATING ACTIVITIES
    Net loss                                                $(823,052)  $(419,380)
    Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
        Depreciation                                           16,503       7,514
        Acquisition costs                                      33,474
        Interest expense                                       70,667
        Allowance for bad debt                                200,757      35,000
    Changes in:
        Accounts receivable                                  (588,349)    304,797
        Inventory                                              (2,492)          -
        Other current assets                                     (425)    (11,587)
        Deposits                                                    -           -
        Accounts payable                                      904,340    (196,536)

                                                            ----------  ----------
            Net cash used in operating activities            (188,577)   (280,192)
                                                            ----------  ----------

FINANCING ACTIVITIES
            Issuance of notes payable                         108,500           -
            Proceeds of short-term borrowing                   56,000           -
            Sale of common stock for cash                           -     180,000
            Common stock subscribed for cash                   75,000     100,000
                                                            ----------  ----------
            Net cash provided by financing activities         239,500     280,000
                                                            ----------  ----------

                Net increase (decrease) in cash                50,923        (192)

CASH AT BEGINNING OF YEAR                                      44,320     130,559
                                                            ----------  ----------

CASH AT END OF YEAR                                         $  95,243   $ 130,367
                                                            ==========  ==========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:
    Interest                                                $       -   $       -
                                                            ==========  ==========
    Income taxes                                            $       -   $       -
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

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $442,680 and $135,924 during the three months ended January 31, 2005 and 2004, respectively. The Company's current liabilities exceeded its current assets by $2,123,683 as of January 31, 2005 (see Note E).

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

                                  Three months ended January 31,        Six months ended January 31,
                               ------------------------------------  ----------------------------------
                                     2005               2004               2005              2004
                               ----------------  ------------------  ----------------  ----------------
Net loss, as reported          $      (442,680)  $        (135,924)  $      (823,052)  $      (419,380)
Compensation recognized under
APB No. 25                                 205                   0               205                 0
Compensation recognized under
SFAS 123                                  (485)                  0              (485)                0
                               ----------------  ------------------  ----------------  ----------------

Pro forma net loss             $      (442,960)  $        (135,924)  $      (823,332)  $      (419,380)
                               ================  ==================  ================  ================

Pro forma loss per share       $         (0.08)  $           (0.07)  $         (0.16)  $         (0.21)
                               ================  ==================  ================  ================

AMOUNT  DUE  TO  OFFICER

The CEO and President of the Company continues to invest his personal capital into the company by making loans. In addition to these loans the CEO has not drawn down his full salary according to his employment agreement. As of January 31, 2005, the Company owes Mr. Wilcox a net amount of $601,375.


ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts payable and accrued liabilities at January 31, 2005 consist of the following:

Accounts Payable             1,003,992
Due to Chief Executive         601,375
Sales taxes and fees           360,387
Accrued payroll and related    210,848
Other accrued liabilities      149,447
Accrued interest                65,138
                             ---------
                             2,391,187
                             =========


NOTE A - NEW ACCOUNTING PRONOUNCEMENTS

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

                                           Three months ended      Six months ended
                                               January 31,            January 31,

                                             2005       2004       2005        2004
                                          ---------  ---------  ----------  ----------
Sales to external customers:
  Service                                  374,421    561,713     886,883   1,102,908
  Systems                                  372,679          -     562,001           -
                                          ---------  ---------  ----------  ----------
    Total  sales to external customers     747,100    561,713   1,448,884   1,102,908
                                          =========  =========  ==========  ==========

Cost of goods sold:
  Service                                  309,491    485,442     719,762     948,398
  Systems                                  281,209          -     404,881           -
                                          ---------  ---------  ----------  ----------
    Total cost of goods sold               590,700    485,442   1,124,643     948,398
                                          =========  =========  ==========  ==========

General and administrative expenses,
Including sales taxes and fees:
  Service                                  198,979    212,062     651,759     561,834
  Systems                                   21,900          -      71,734           -
                                          ---------  ---------  ----------  ----------
    Total general and administrative       220,879    212,062     723,493     561,834
                                          =========  =========  ==========  ==========

  Sales Taxes and Fees:
  Service                                  319,659          -     319,659           -
  Systems                                        -          -           -           -
  Total sales  taxes and fees              319,659          -     319,659           -
                                          ---------  ---------  ----------  ----------

Acquisition costs:
  Service                                        -          -           -           -
  Systems                                        -          -      33,474           -
                                          ---------  ---------  ----------  ----------
    Total depreciation and amortization          -          -      33,474           -
                                          =========  =========  ==========  ==========


Capital expenditures:
  Service                                        -          -           -           -
  Systems                                        -          -      37,500           -
                                          ---------  ---------  ----------  ----------
    Total capital expenditures                   -          -      37,500           -
                                          =========  =========  ==========  ==========

Operating income (loss):
  Service                                 (453,708)  (135,791)   (804,297)   (407,324)
  Systems                                   69,570          -      51,912           -
                                          ---------  ---------  ----------  ----------
    Total operating income (loss)         (384,138)  (135,791)   (752,385)   (407,324)
                                          =========  =========  ==========  ==========

Segment assets:
  Service                                  376,527
  Systems                                  465,407          -
                                          ---------  ---------
    Total segment assets                   841,934    436,608
                                          =========  =========

NOTE C - SALES TAXES AND FEES

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

NOTE D - CHANGES IN PRIOR PERIOD REVENUE CUTOFF

During the three months ended January 31, 2005, the Company became aware of a cutoff error in the accounting for revenue and related cost of sales between the three months ended October 31, 2003 and the three months ended March 31, 2004. This error resulted in overstating revenue and cost of sales for the three months ended October 31, 2003 by $291,688 and $235,911, respectively; this error also resulted in understating revenue and cost of sales for the three months ended January

31, 2004 by the same amounts, or $291,688 and $235,911, respectively. There was no cumulative effect to income due to this error.

The  net  effects  of  this  adjustment for the periods effected are as follows:

                                    As originally
                                       stated
                                      3 months      Adjustment    Adjustment                 Restated
                                       ended           for         for sales    Total         3 m/e
                                     1/31/2004     Sales Cutoff   taxes/fees    Adjust      1/31/2004
                                    ------------------------------------------------------------------
Revenues inc (decrease)                  912,051      (291,688)     (58,650)   (350,338)      561,713
Cost of Sales inc (decrease)             722,236      (235,911)        (883)   (236,794)      485,442

  Net Loss inc (decrease)                (22,380)      (55,777)     (57,767)   (113,544)     (135,924)
Net loss per common share,
  basic and diluted inc (decrease)  $      (0.01)    $   (0.03)  $    (0.03)  $   (0.06)  $     (0.07)


                                    As originally
                                       stated
                                      6 months      Adjustment    Adjustment                 Restated
                                       ended           for         for sales    Total         6 m/e
                                     1/31/2004     Sales Cutoff   taxes/fees    Adjust      1/31/2004
                                    ------------------------------------------------------------------
Revenues inc (decrease)                1,228,290             -     (125,382)    (125,382)   1,102,908
Cost of Sales inc (decrease)             965,384             -      (16,986)     (16,986)     948,398

  Net Loss inc (decrease)               (310,984)            -     (108,396)    (108,396)    (419,380)
Net loss per common share,
  basic and diluted inc (decrease)       $ (0.16)                $    (0.06)  $    (0.06)  $     0.21

NOTE E - NOTES PAYABLE

In December 2004, we issued a note payable in the amount of $50,000. As incentive for making this loan to the Company we also provided the lender with 15,000 shares of restricted stock with a value of $3,900. This amount is charged to interest expense and credited to common stock subscribed during the three months ended January 31, 2005.

NOTE F - CAPITAL STOCK

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

NOTE G - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $442,680 and $135,924 during the three months ended January 31, 2005 and 2004, respectively. The Company's current liabilities exceeded its current assets by $2,123,683 as of January 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

GROSS PROFIT. Our gross profit was $156,400 or approximately 21 percent of sales for the three months ended January 31, 2005, compared to a gross profit of $76,271 or approximately 14 percent of sales for the three months ended January 31, 2004. The increase in gross profit as a percent of sales and the increase in gross profit in dollars during the period both resulted from the increase in sales from AllCom and the elimination of marginal business, and improved results from ongoing business of the unit.

COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the three-month period ended January 31, 2005 were $220,879, an increase of $8,817or approximately 4 percent compared to SG&A expenses of $212,062 during the three month period ended January 31, 2004. The decrease is attributable to the inclusion of the Costs and expenses of AllCom Systems offset by head office cost reductions.

SALES TAXES AND FEES. During the three months ended January 31, 2005, the Company determined that there is a liability for sales taxes and fees collected on telephone services sold. At January 31, 2005, the Company estimates the amount of this liability to be approximately $319,659. There may be additional penalties which will apply to this amount. $319,659 has been charged to operations during the three months ended January 31, 2005.

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

NET LOSS. For the above reasons, our net loss for the three months ended January 31, 2005 was $442,680, an increase of $306,756 or approximately 226 percent compared to a net loss of $135,924 for the three months ended January 31, 2004.

Our net loss per common share (basic and diluted) was $0.08 for the three months January 31, 2005 compared to a net loss per common share of $0.07 for the three months ended January 31, 2004.

The weighted average number of outstanding shares was 5,720,545 and 1,987,734 for the three months ended January 31, 2005 and 2004, respectively.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 31, 2005 TO THE SIX MONTHS ENDED JANUARY 31, 2004

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

GROSS PROFIT. Our gross profit was $324,238 or approximately 22 percent of sales for the six months ended January 31, 2005, compared to a gross profit of $154,510 or approximately 14 percent of sales for the six months ended January 31, 2004. The increase in both gross profit as a percent of sales and in gross profit in dollars during the period resulted from the increase in sales from AllCom and the elimination of marginal business, and improved results from ongoing business of the unit.

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

SALES TAXES AND FEES. During the six months ended January 31, 2005, the Company determined that there is a liability for sales taxes and fees collected on telephone services sold. At January 31, 2005, the Company estimates the amount of this liability to be approximately $319,659. There may be additional penalties which will apply to this amount. $319,659 has been charged to operations during the six months ended January 31, 2005.

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

NET LOSS. For the above reasons, our net loss for the six months ended January 31, 2005 was $823,052, an increase of $403,672 or approximately 96 percent compared to a net loss of $419,380 for the six months ended January 31, 2004.

Our net loss per common share (basic and diluted) was $0.16 for the six months ended January 31, 2005 compared to a net loss per common share of $0.21 for the six months ended January 31, 2004.

The weighted average number of outstanding shares was 5,213,239 and 1,987,734 for the three months ended January 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2005, we had a working capital deficit of $2,123,683. We used cash in operating activities of $188,577 during the six month period ended January 31, 2005. The cash used in operating activities is largely attributable to our net loss of $823,052 adjusted for bad debt expense of $200,757 and changes in the components of working capital amounting to a source of cash of $313,074.

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

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. Our net loss for the six months ended January 31, 2005 was $823,052, an increase of $403,672 or approximately 96 percent compared to a net loss of $419,380 for the six months ended January 31, 2004. The increased loss is largely the result of the reserve for bad debts of $200,757 and the $319,659 charge taken for sales taxes and fees, partially offset by the contributions of AllCom Systems and the cost reduction exercise.

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

AllCom Systems is planning to expand it's operations from Nevada to Southern California by mid year, whereby ALLCOM should see an increase in revenue and residual service costs.

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

On May, 25, 2004, in Cause No. 04-0553, at the American Arbitration Association located in Denver, Colorado, we reached a favorable settlement of the litigation with Qwest Communications, Inc. and the disposition of the claimed $1,070,000 obligation to Qwest. This settlement required us to pay a $50,000 settlement fee, which has been paid. We recorded a gain of $1,022,238 on legal settlement as a result of this ruling during the 12 months ended July 31, 2004. As part of the same settlement, our wholly owned subsidiary, AllCom USA, agreed to pay Qwest the sum of $130,477.17 representing previously incurred debt pursuant to a promissory note which was due on November 24, 2004. Although we have not paid the AllCom note, Qwest has agreed verbally to extend the terms of the AllCom note for a period of up to 180 days. As of the date of this report, we have verbally agreed with Qwest to pay the note over the next three months by making payments in March, April and May of 2005. As of the date of this report, we have made the first payment. The amount of each payment is at our discretion, as long as the note is repaid in full by the end of May of 2005.




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

DATED  MARCH 25, 2005.

                               UC HUB GROUP, INC.



                         By  /s/ Larry Wilcox
                           ----------------------------------------
                             Larry Wilcox,
                             Chief Executive Officer and Chief Financial Officer