Form 10QSB
period 2005-04-30
UC Hub Group Inc
filed 2005-06-29
CIK 1072935

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 001-15665

                                UC HUB GROUP INC.
                 (Name of small business issuer in its charter)

               NEVADA                                88-0389393
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)

10390 COMMERCE CENTER DRIVE, SUITE 250
      RANCHO CUCAMONGA, CALIFORNIA                    91730
(Address of principal executive offices)            (Zip Code)

                                 (800) 425-5266
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 16, 2005, the issuer had 15,123,694 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                                                       TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
     Item 1.  Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
               Condensed Consolidated Balance Sheet at April 30, 2005
               Condensed Consolidated Statement of Losses for the three and nine months ended April 30, 2005 and 2004
               Condensed Consolidated Statement of Cash Flows for the nine months ended April 30, 2005 and 2004
               Notes to Unaudited Condensed Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . .  11
     Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . .  16
     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
     Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .  16
     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
     Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                                  CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

                                      UC HUB GROUP, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)


                                                                                  April 30,
                                                                                    2005
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $     62,058
  Accounts Receivable, net of allowance of $57,053                                   450,257
  Inventory                                                                            2,492
  Other current assets                                                                14,125
                                                                                -------------
          Total current assets                                                       528,932

Property and equipment, net of accumulated
  depreciation of $66,437                                                             58,725
                                                                                -------------

          Total assets                                                          $    587,657
                                                                                =============

               Liabilities and Deficiency in Stockholders' Equity

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         $  2,516,553
  Notes payable                                                                      461,635
                                                                                -------------

          Total current liabilities                                                2,978,188

          Commitments and contingencies


Deficiency in Stockholders' Equity
  Convertible Preferred stock, 5,000,000 shares authorized, $0.001 par value
    per share; 2,900,851 shares issued and outstanding                                 2,901
  Common stock, $0.001 par value per share; 50,000,000 shares authorized,
    13,986,610 shares issued and outstanding                                          13,987
  Common stock issued in advance of options exercise                                    (435)
  Stock subscription receivable                                                      (10,000)
  Stock payable                                                                       28,900
  Deferred compensation                                                             (146,137)
  Additional paid-in capital                                                      14,786,855
  Accumulated (deficit)                                                          (17,066,602)
                                                                                -------------

          Total deficiency in stockholder's equity                                (2,390,531)
                                                                                -------------

          Total liabilities and deficiency in stockholders' equity              $    587,657
                                                                                =============

                                                  UC HUB GROUP, INC
                                      CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                                     (UNAUDITED)


                                                        For the Three Months Ended       For the Nine Months Ended
                                                                 April 30,                       April 30,
                                                           2005             2004            2005            2004
                                                      ---------------  --------------  --------------  --------------
Revenues                                              $      604,450   $     615,487   $   2,179,204   $   1,843,777

Cost of Sales                                                344,670         384,299       1,469,313       1,349,683
                                                      ---------------  --------------  --------------  --------------

Gross Profit                                                 259,780         231,188         709,891         494,094

Operating Expenses:
  Selling, general, and administrative expenses            1,016,080         244,379       2,000,176         806,213
  Sales taxes and fees                                       135,209                         454,868
  Acquisition costs                                                -               -          33,474
                                                      ---------------  --------------  --------------  --------------

    Total operating expenses                               1,151,289         244,380       2,488,518         806,213
                                                      ---------------  --------------  --------------  --------------

  Operating Loss                                            (891,509)        (13,192)     (1,778,627)       (312,119)

Other income (expense):
  Interest income (expense)                                  (10,878)         (4,046)        (81,545)        (16,102)
                                                      ---------------  --------------  --------------  --------------

  Loss before income taxes                                  (902,387)        (17,237)     (1,860,172)       (328,221)

  Income tax expense                                               -               -               -
                                                      ---------------  --------------  --------------  --------------

  Net Loss                                            $     (902,387)  $     (17,237)  $  (1,860,172)  $    (328,221)
                                                      ===============  ==============  ==============  ==============

NET LOSS PER COMMON SHARE
  Loss from operations
  Loss from discontinued operations
  Net loss                                            $        (0.09)  $           -   $       (0.27)  $       (0.18)
                                                      ===============  ==============  ==============  ==============

PER SHARE INFORMATION -
  BASIC AND FULLY DILUTED
  Weighted average shares outstanding                     10,386,276       1,987,734       6,887,965       1,812,734
                                                      ===============  ==============  ==============  ==============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                   UC HUB GROUP, INC
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                  Nine months ended
                                                                       April 30,
                                                                   2005         2004
                                                              ------------  -----------
OPERATING ACTIVITIES
    Net (loss)                                                $(1,860,172)  $ (328,221)
    Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
        Non-cash compensation                                     530,316
        Depreciation                                               25,573       11,271
        Acquisition costs                                          33,474
        Expenses settled with stock issuance                       73,062
        Bad debt expense                                          200,757            -
    Changes in:
        Accounts receivable                                      (369,327)           -
        Inventory                                                  (2,492)           -
        Other current assets                                       (7,425)      (4,200)
        Deposits                                                        -            -
        Accounts payable and accrued expenses                   1,029,706      266,166

                                                              ------------  -----------
          Net cash (used in) operating activities                (346,528)     (54,984)
                                                              ------------  -----------

INVESTING ACTIVITIES
        Security deposit                                                       (25,000)
        Asset purchases                                                        (37,331)
                                                              ------------  -----------
          Net cash (used in) investing activities                       -      (62,331)
                                                              ------------  -----------

FINANCING ACTIVITIES
        Issuance of notes payable                                 108,500            -
        Principal payments on loans                               (45,000)     (22,975)
        Proceeds of short-term borrowing                           56,000
        Proceeds from exercise of stock options                   169,766
        Sale of common stock for cash                                   -      180,000
        Common stock subscribed for cash                           75,000      100,000
                                                              ------------  -----------
          Net cash provided by financing activities               364,266      257,025
                                                              ------------  -----------

          Net increase (decrease) in cash                          17,738      139,710

CASH AT BEGINNING OF YEAR                                          44,320      130,559
                                                              ------------  -----------

CASH AT END OF YEAR                                           $    62,058   $  270,269
                                                              ============  ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:
    Interest                                                  $         -   $        -
                                                              ============  ===========
    Income taxes                                              $         -   $        -
                                                              ============  ===========

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES

    Issuance of stock and warrants forr asset acquisition
      and related costs assigned to property and equipment    $    37,500   $        -
                                                              ============  ===========

    Issuance of stock and warrants for asset acquisition,
      Amount charge to acquisition costs                      $    33,474   $        -
                                                              ============  ===========

    Issuance of shares as inducement for loan                 $     3,900   $        -
                                                              ============  ===========


    Exchange of  807,415 shares of preferred stock for
    2,442,243 shares of common stock                          $     1,614   $        -
                                                              ============  ===========

  Fair value of warrants issued with promissory note          $    16,667   $        -
                                                              ============  ===========

  Beneficial conversion feature of convertible note           $       344   $        -
                                                              ============  ===========

  Convert note payable to common stock subscribed             $    25,000   $        -
                                                              ============  ===========

  Value of options issued to the Company's president          $   150,000   $        -
                                                              ============  ===========

  Loans converted to common stock                                           $   93,567
                                                              ============  ===========

  Stock subscription fulfilled                                $    75,000   $1,984,272
                                                              ============  ===========

  Preferred stock converted to common stock                                 $  820,000
                                                              ============  ===========

  Value of shares issued to consultants as compensation       $   384,365
                                                              ============  ===========

  Value of stock options issued to employees                  $    29,959
                                                              ============  ===========

  Value of stock issued in satisfaction of accounts payable   $   112,129
                                                              ============  ===========

  Value of stock issued for interest                          $     2,600
                                                              ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                               UC HUB GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month and nine-month periods ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ended July 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the July 31, 2004 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

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

UC Hub is a communications software development and distribution company with primary interests in digital communications and digitally based products and services necessary to support the corporate vision of the "Digital City." At April 30, 2005, we had two wholly owned subsidiaries and a software division:

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

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred net losses of $902,387 and $1,860,172 during the three and nine months ended April 30, 2005, respectively. The Company's current liabilities exceeded its current assets by $2,449,256 as of April 30, 2005 (see Note G).

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

                            Three months ended         Nine months ended
                                 April 30,                 April 30,
                         ------------------------  -------------------------
                            2005         2004          2005         2004
                         -----------  -----------  ------------  -----------
Net loss, as reported    $ (902,387)  $  (17,237)  $(1,860,172)  $ (328,221)

Compensation recognized
Under APB No. 25             29,959            0        30,164            0

Compensation recognized
Under SFAS 123              (33,157)           0       (33,642)           0
                         -----------  -----------  ------------  -----------

Pro forma net loss       $ (905,585)  $  (17,237)  $(1,863,650)  $ (328,221)
                         ===========  ===========  ============  ===========

Pro forma loss
per share                $    (0.09)  $    (0.00)  $     (0.27)  $    (0.18)
                         ===========  ===========  ============  ===========

AMOUNT DUE TO OFFICER

The CEO and President of the Company continues to invest his personal capital into the company by making loans. In addition to these loans the CEO has not drawn down his full salary according to his employment agreement. As of April 30, 2005, the Company owes Mr. Wilcox a net amount of $621,375.


ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2005 consist of the following:

Accounts Payable. . . . . .  $1,121,777
Due to Chief Executive. . .     621,375
Sales taxes and fees. . . .     454,868
Other accrued liabilities .     150,075
Accrued payroll and related      94,444
Accrued interest. . . . . .      74,014
                             ----------
                             $2,516,553
                             ==========


NEW  ACCOUNTING  PRONOUNCEMENTS

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the second quarter of fiscal year 2006 and thereafter.


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

                                   Three months ended         Nine months ended
                                       April 30,                  April 30,

                                   2005         2004          2005         2004
                               ------------  -----------  ------------  -----------
Sales to external customers:
  Service                      $   437,089   $  615,487   $ 1,453,163   $1,843,777
  Systems                          167,361            -       726,041            -
                               ------------  -----------  ------------  -----------

Total  sales to
external customers                 604,450      615,487     2,179,204    1,843,777
                               ============  ===========  ============  ===========

Cost of goods sold:
  Service                          236,299      384,299     1,162,393    1,349,683
  Systems                          108,371            -       306,920            -
                               ------------  -----------  ------------  -----------

Total cost of goods sold           344,670      384,299     1,469,313    1,349,683
                               ============  ===========  ============  ===========


General and
administrative expenses
 Service                           892,447      244,380     1,715,961      806,213
 Systems                           123,633            -       284,215            -
                               ------------  -----------  ------------  -----------

Total general and
administrative                   1,016,080      244,380     2,000,176      806,213
                               ============  ===========  ============  ===========

Sales Taxes and Fees:
 Service                           135,209            -       454,868            -
 Systems                                 -            -             -            -
                               ------------  -----------  ------------  -----------

  Total sales taxes and fees       135,209            -       454,868            -
                               ============  ===========  ============  ===========

Acquisition costs:
  Service                                -            -             -            -
  Systems                                -            -        33,474            -
                               ------------  -----------  ------------  -----------

  Total acquisition
  Costs                                  -            -        33,474            -
                               ============  ===========  ============  ===========

Capital expenditures:
  Service                                -            -             -            -
  Systems                                -            -        37,500            -
                               ------------  -----------  ------------  -----------

Total capital expenditures               -            -        37,500            -

Operating (loss):
  Service                         (891,866)     (13,192)   (1,913,533)    (312,119)
  Systems                          (64,643)           -       134,906            -
                               ------------  -----------  ------------  -----------

Total operating
  income (loss):                  (891,509)     (13,192)   (1,778,627)    (312,119)
                               ============  ===========  ============  ===========

Segment assets:
  Service                          498,636      743,794
  Systems                           89,021            -
                               ------------  -----------

   Total segment assets        $   587,657   $  743,794
                               ============  ===========

NOTE C - SALES TAXES AND FEES

During the nine months ended April 30, 2005, the Company determined that there is a liability for sales taxes and fees collected on telephone services sold in prior periods. The Company originally estimated the amount of this liability to be approximately $319,659. During the three months ended April 30,2005, the Company increased the accrual for this liability an additional $135,209, and at April 30, 2005 there is a total of $454,868 accrued for this liability. $454,868 has been charged to operations during the nine months ended April 30, 2005.


NOTE D - NOTES PAYABLE

During the three months ended April 30, 2005, the Company made principle payments on its Notes payable in the aggregate amount of $45,000. At April 30, 2005, the Company had outstanding notes payable in the principal amount of $461,635.


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

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's shareholders were exchanged for an aggregate of 4,269,844 shares of ETI's convertible preferred stock (the "ETI Preferred Stock"). The value of the ETI Preferred Stock that was issued was the historical cost of the ETI's net tangible assets, which did not differ materially from their fair value. In addition, holders of the Company's options and warrants to acquire common stock exchanged their options for options to acquire the ETI's common stock. The ETI Preferred Stock was exchangeable at the option of the stockholder into shares of ETI Common Stock at the rate of one share of ETI Preferred Stock for three shares of common stock. The exchange of ETI Preferred Stock to common stock was restricted to one-twelfth of the total number of shares held by each shareholder per month, beginning in January 2004. During the three months ended April 30, 2005, 162,231 shares of ETI Preferred Stock were exchanged for 486,694 shares of common stock. At April 30, 2005, a cumulative total of 1,368,993 shares of ETI Preferred Stock had been exchanged for 4,106,980 shares of common stock, and 2,900,851 shares of ETI Preferred Stock exchangeable for 8,702,552 shares of common stock remained outstanding.

Common Stock Subscribed
-----------------------

During the three months ended April 30, 2005, the Company issued a total of 282,945 Shares of restricted common stock in satisfaction of subscription agreements in the aggregate amount of $75,000.

Stock Options
-------------

In January 2005, the Company's Chief Executive Officer received options to purchase 1,500,000 shares of the Company's stock at a price of $0.16. These options vest over a three-year period, and have a term of ten years. The 946,875 options previously held by the Chief Executive Officer were cancelled. The Company valued the options at $150,000 and charged this amount to deferred compensation during the three months ended January 31, 2005. This amount will be amortized over the vesting period of the options, or 3 years. During the three months ended April 30, 2005, the Company amortized the amount of $3,658 and at April 30, 2005, a total of $3,863 had been amortized.

S-8 Share Registration
----------------------

In February 2005, the Company filed an S-8 registration statement covering 7,000,000 shares of the Company's common stock. During the three months ended April 30, 2005, the Company issued 6,933,951 of these shares, and subsequent to April 30, 2005, due to an error by our transfer agent, we issued an additional 985,000 shares, which was 918,951 shares in excess of the amount registered under Form S-8. As such, the excess S-8 shares that were issued may have been in violation of Section 5 of the Securities Act and state securities laws.

In the event that any of the exemptions from registration with respect to the issuance of such securities under the Securities Act and applicable state securities laws were not available, we may face exposure to claims by federal and state regulators for any such violations. In addition, if any purchaser of our securities were to prevail in a suit resulting from a violation of the Securities Act or applicable state securities laws with respect to the unavailability of such exemption, we could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of this Report, we are not aware of any alleged specific violation or the likelihood of any claim.
There can be no assurance that litigation asserting such claims will not be initiated, or that we would prevail in any such litigation.

Employee Stock Option Plan
--------------------------

During the three months ended April 30, 2005, the Company initiated an Employee Stock Option Plan (the "Stock Option Plan"). Pursuant to the terms of the Stock Option Plan, employees of the Company are issued options to purchase shares of common stock of the Company at 85% of the market price on the day of grant of the option. These options are exercised immediately via a "cashless conversion", and the employee receives the 15% option discount which is charged to non-cash compensation. The Company receives cash in the amount of 85% of the sales price of the shares. During the three months ended April 30, 2005, the Company issued 2,165,000 shares of stock pursuant to the exercise of stock options, and received cash proceeds in the amount of $169,766.

In order to facilitate the trading of its shares in this fashion, the Company has issued 435,000 shares in anticipation of exercise of options. These shares are held in the Company's brokerage account, and are shown at par value of $435 as "Common stock issued in advance of options exercise" on the Company's balance sheet at April 30, 2005.

Common Stock Issued
-------------------

During the three months ended April 30, 2005, the Company issued the following shares of common stock:

486,694 shares of unregistered common stock were issued for conversion of 162,231 shares of preferred stock pursuant to the ETI transaction (see Note E, above);

3,319,500 shares of S-8 stock with a fair value of $368,825, and 60,000 shares of unregistered stock with a fair value of $15,540 were issued to consultants for services performed;

2,165,000 shares of S-8 stock with a fair value of $199,725 was issued for the Exercise of employee stock options;

435,000 shares of S-8 stock were issued to the Company's broker in anticipation of stock options exercised; these shares are shown at par value of $435 on the Company's balance sheet at April 30, 2005;

1,014,451 shares of S-8 stock with a fair value of $112,129 were issued to vendors for services provided;

282,945 unregistered shares of stock were issued in fulfillment of common stock Previously subscribed for an aggregate of $75,000 cash;

35,000 shares of unregistered common stock with a fair value of $2,600 were issued as interest expense.


NOTE  F  -  GOING  CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $902,387 and $17,237 during the three months ended April 30, 2005 and 2004, respectively. The Company's current liabilities exceeded its current assets by $2,449,256 as of April 30, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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


NOTE G - SUBSEQUENT EVENTS

Over-issuance  of  common  stock

In May 2005, due to a clerical error by our transfer agent, the company issued a total of 918,951 shares of its common in excess of the 7,000,000 shares of common stock registered with Form S-8 of the Securities and Exchange Commission. The Company expects to register additional shares in July 2005 in order to remedy this error.

In the event that any of the exemptions from registration with respect to the issuance of such securities under the Securities Act and applicable state securities laws were not available, we may face exposure to claims by federal and state regulators for any such violations. In addition, if any purchaser of our securities were to prevail in a suit resulting from a violation of the Securities Act or applicable state securities laws with respect to the unavailability of such exemption, we could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of this Report, we are not aware of any alleged specific violation or the likelihood of any claim.
There can be no assurance that litigation asserting such claims will not be initiated, or that we would prevail in any such litigation.

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

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended July 31, 2004.

MANAGEMENT'S PLAN OF OPERATIONS

GENERAL

     UC Hub Group Inc has hired Mr. David Bent, performing the duties as the Director of Operations. Mr. Bent comes from Warner Bros where he assisted their international cinema division and was the Senior V.P. of Systems and Operations where he oversaw the development, acquisition and deployment of international cinemas and then oversaw the management of all systems and currency issues. Mr. Bent is working as a fulltime consultant at this time.

     eSAFE has hired personnel, expanded sales, executed contracts and has begun increasing it's monthly sales. These complex systems are now beginning to deploy and sales are increasing monthly. eSAFE's strategic goal is to align with Digital Cities, and to provide each data base or customer with membership benefits. This in turn will provide the Company with multiple revenue streams and the Digital City and various NPOs with passive recurring fund raising tools.

     eSAFE, our key subsidiary, has completed and executed the final legal agreement between First Federal Bank now called MetaPayments which is a MasterCard and Visa authorized issuing Bank . MetaPayments will be the issuing bank for a MasterCard flagged product for eSAFE. This entry to market obstacle is the bottleneck for competitors who want to enter a marketplace quickly and yet can expect a 9 month to 12 month entry delay. The combination of our processor, MasterCard International and Metapayments has now begun and the Company expects to have a flagged card available in the next 60-90 days contingent upon compliance and regulatory approvals.

     Alice Kong the President of eSAFE has hired Mr. Michael Sanders, as the GM for eSAFE. Mr. Sanders is working as a fulltime consultant at this time. He was formerly with Bank of America serving in the capacity of Senior Vice President of all national sales and brings a wealth of knowledge and contacts in the community banking world of issuing and acquiring.

     eSAFE has three unique revenue centers now established in its Digital City and affinity program. These revenue centers are merchant processing, stored value debit cards, (which include payroll cards, gift cards, cash cards) and Loyalty which is made up of rebates and discounts. The combination of these revenue centers with the same data base should enhance the ROI by an order of magnitude and reduce client acquisition.

     eSAFE has signed two new NPO (Non Profit Organizations) which are the Fibromyalgia Affinity Group and the Stem Cell Research group called Fight for Life. Both organizations and their thousands of members will be exposed to the eSAFE fundraising programs using the eSAFE Cash and Loyalty membership card. The cross promotion through email blasts, web sites, and billboard ads will be extensive. The Fight for Life group have put the eSAFE card and advertisement up on the 405 Freeway in Los Angeles, California where over 3 million drivers are exposed to it.

     eSAFE recently signed the Community Foundation for the City of Victorville, California. They have become a loading station and sales point for the eSAFE Community fund raising program. This will be a very critical strategic sale with time honored community credibility.

     eSAFE has several sales groups now ordering cards in various increments from 5000 cards and more. These cards when tied to the loyalty benefits network of over 2 million existing members will begin to expand and penetrate in a marketplace that has only a pre paid debit card to offer heretofore and it is these members that will begin to see the enormous benefits tied to the Loyalty Network.

     eSAFE has also signed some well established ISO (Independent Sales Organizations) who will be reselling our eSAFE card and or Loyalty Programs. These are well trained and established sales forces with thousands of existing merchants and distribution outlets.

     eSAFE has added a Virtual Insurance site to its Digital City financial services offering and has the link on the site today whereby one can get bids for insurance with single and double A insurance providers and then have all the forms automated with Signature 2000 compliance and cursive online signature capability with one's computer keyboard and mouse. It is hoped that this product and revenue center will be a natural fit and offering to a City and to the eSAFE card.

     eSAFE is now strategically positioned with three processors and two issuing banks. These contracts and relationships have taken 12 months to put in place and should provide some scalability and flexibility in a rapidly expanding debit and loyalty marketplace. The exclusivity of the Loyalty product in Digital
Cities  should  also  prove  to  be  a  very  strategic  choice.

     OT2 has now been presented to MasterCard International and discussions have taken place whereby the software may compliment the existing Municipal government offerings they have and other such companies who have City Contracts.

     AllCom Systems had completed the necessary due diligence and submissions to the State of Nevada Contractors' Board and was approved for license under the new entity. The delay in contract work has now been overcome with this approval and there is a back log of interest and inquiry on the unique VoIP systems of Altigen, as well as the systems offered by Nortel and NEC. Strategic negotiation will soon be completed for an alliance with a broadband carrier to provide VoIP service over the public power grid. This alliance has potential to generate substantial sales to nearly 400,000 residences in rural America. This will generate recurring revenues over the next ten years.

     AllCom Systems will now begin assisting the key manufacturer of these systems with a combined sales and marketing effort for larger corporate clients. AllCom's Los Angeles office is working directly with AltiGen to target the Banking industry as their next vertical market.

     AllCom Systems has completed and executed a contract with the Union, IBEW, and will begin installing the new systems the latter part of June, 2005. The IBEW account put into place the synergies of cross company pollination. This sale included components from three of UC Hub companies. AllCom USA services resulting in $18,000 in revenues in year one and continued recurring revenues for long distance service for years to come. There is a quotation on the table for eSafe to provide the credit card processing for IBEW as well. This current sale is one of six for their offices in the Southern California market This solidifies AllCom Systems' customer retention efforts by implementing evolving technologies.

     AllCom Systems has expanded into the Los Angeles and greater Southern California area with a sales person and support staff. The Company has also hired a new systems sales person who will assist with Las Vegas and Reno Nevada.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUE

THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2004.

     Total revenues were at $604,450 for the three months ended April 30, 2005 compared to $ 615,487 for the prior period, a decrease of $11,037 or 2%. The reason for the decrease can be attributable to declining sales on our long distance segment. During the coming twelve months, the Company expects revenues to increase with eSAFE sales beginning to experience good momentum, as well as the opening of the California marketplace for AllCom Systems.

     Our gross profit for the three months ended April 30, 2005 compared to 2004 increased to $259,780 from $231,188. Gross margin as a percentage of sales increased to approximately 43% percent in 2005 from approximately 38% percent in 2004. The increase in gross profit is as a result of better margins within the AllCom Systems division. Additionally, the Company expects a decrease in SG&A costs and debt payments and gross margins to increase due to evolving efficiencies in operations and strong negotiations with our wholesale vendors.

     Total sales, general and administrative expenses ("SG&A") for the three months ended April 30, 2005 compared to 2004 increased by $771,701 or 316% to $1,016,080 compared to $244,379 in the prior period. The primary components of SG&A in the current period were non-cash compensation of $431,056; payroll and related costs of $171,728; accrued officer salary of $90,000; accounting costs of $57,004; legal costs of $50,296; consulting fees of $49,134; and rent of $18,882. The reason for the increased SG&A was due in part to the undertaking of several consultants this quarter resulting in an additional expense of $340,000. During the coming twelve months, the Company expects SGA costs to shrink considerably due to the reduction of debt consolidation, and improved processes and procedures that we expect to implement imminently.

     Interest expense, net for the three months ended April 30, 2005 was $10,878, an increase of $6,833 or approximately 169% compared to interest expense of $4,045 for the comparable period of the prior year. The Company expects interest expense to increase marginally predicated on our outstanding notes payables and debt. However, with increases in revenue and gross margins expected, we may well retire the debt prior to the term dates. For the reasons stated above, including and not limited to the ESOP payments in a given quarter, net loss for the three months ended April 30, 2005 was $902,387, an increase of $885,150 or approximately 51% compared to a net loss of $17,237 during the three months ended April 30, 2004.

NINE  MONTHS  ENDED  APRIL  30, 2005 COMPARED TO THE NINE MONTHS ENDED APRIL 30,
2004.

     Total revenues were at $2,179,204 for the nine months ended April 30, 2005 compared to $1,843,777 for the prior period, an increase of $335,427 or 18%. The creation of our hardware sales and installation company, AllCom Systems, helped increase revenues in the 9 months ended April 30, 2005. Additional measures with eSAFE will continue to increase relative revenues over the next 12 months.

     Our gross profit for the nine months ended April 30, 2005 compared to 2004 increased to $709,891 from $494,094. Gross margin as a percentage of sales increased to approximately 33% percent in 2005 from approximately 27% percent in 2004. Our gross margin decreased marginally due to a slight increase in our cost of goods sold. Our expectations going forward are to increase the margins by negotiating better agreements with our wholesalers, as well as exploring the possibility of raising prices to our customers.

     SG&A expenses were $2,000,176 for the nine months ended April 30, 2005 compared to $806,213 for the nine months ended April 30, 2004, an increase of $1,193,963 or approximately 148%. The primary components of SG&A in the nine months ended April 20, 2005 were payroll and related costs of $520,861; non-cash compensation of $546,784; accrued officer salary of $187,500; accounting costs of $148,447; legal costs of $117,355; consulting fees of $452,921; and rent of $109,683. Interest expense, net for the nine months ended April 30, 2005 was $81,845, an increase of $65,443 or approximately 406% compared to interest expense of $16,102 for the comparable period of the prior year.

     For the reasons stated above, net loss for the nine months ended April 30, 2005 was $1,860,172, an increase of $1,531,951 or approximately 467% compared to a net loss of $328,221 during the nine months ended April 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2005, we had a deficiency in working capital of $(2,449,256). For the nine months ended April 31, 2005, we incurred a net cash flow deficit from operating activities of $(346,528) consisting primarily of year to date losses of $(1,860,172), adjusted for non cash expenses of $863,182 and a change in the components of working capital of $390,159. During the nine months ended April 30, 2005, the Company raised a net amount of $364,266 in cash from financing activities, consisting of $169,766 from the exercise of stock options; $119,500 (net of repayments) from notes and loans payable; and $75,000 of proceeds due to the sale of common stock.

     In February 2005, the Company filed an S-8 registration statement covering 7,000,000 shares of the Company's common stock. During the three months ended April 30, 2005, the Company issued 6,933,951 of these shares, and subsequent to April 30, 2005, due to a mistake by our transfer agent, we issued an additional 985,000 shares, which was 918,951 shares in excess of the amount registered under Form S-8.

     The Company must raise additional capital from debt or equity financing in order to execute our business plan. Management believes that such financing will be available as a result of an executed contract, though there is absolutely no assurance that this will be the case. Should the Company not be successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition.

Our independent certified public accountants have stated in their report included in our July 31, 2004 Form 10-KSB, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.


RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the second quarter of fiscal year 2006 and thereafter.

OFF-BALANCE  SHEET  ARRANGEMENTS.

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

     Evaluation of Disclosure and Controls and Procedures.

Larry Wilcox, our Chief executive and Chief Financial Officer , has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as they existed at April 20, 2005 Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as April 30, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

     As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the quarter ended April 30, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Accounting Staff

     Due to limitations in financial and management resources, the Company does not have adequate accounting staff. As a result, the Company took steps to address its understaffed Finance and Accounting team to correct this material weakness. The Company engaged an independent contractor with extensive CFO-level management and SEC reporting experience in public companies. The Company feel's this addition to the Company's Finance and Accounting team will improve the quality of future period financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Please see our Quarterly Report on Form 10-QSB for the quarter ended January 31, 2005, filed with the Commission on March 25, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended April 30, 2005, the Company issued 486,694 shares of unregistered common stock pursuant to the conversion of convertible preferred stock. Also during the three months ended April 30, 2005, the Company issued 60,000 shares of unregistered common stock to a consultant for compensation. The company also issued 282,945 shares of unregistered common stock previously subscribed for $75,000 cash. The Company also issued 35,000 shares of unregistered common stock as interest expense on notes payable.

In addition, during the three months ended April 30, 2005, due to a mistake by our transfer agent, the Company issued to_ consultants 918,951 shares of our common stock in excess of the number of shares we had registered under an S-8 registration statement which had a value of approximately $73,000. The net effect is that the 918,951 shares were unregistered shares. None. With the exception of the 918,951 shares discussed above, the shares we issued were in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning UC Hub Group and our business prospects, as required by the Securities Act. All certificates issued other that those representing the 918,951 shares bear legends restricting the resale of the shares. The certificates for the 918,951 shares did not contain any such restrictive legends.

Moreover, there was no general solicitation or advertising for the purchase of any of our shares, including the shares inadvertently issued by our transfer agent. Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, other than with respect to the 918,951 shares in question, our stock transfer agent was instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

We did not learn about the mistake of our transfer agent until after the issuance of the subject 918,951 shares. Nonetheless, the issuances of the shares may have been in violation of Section 5 of the Securities Act and state securities laws. In the event that any of the exemptions from registration with respect to the issuance of such securities under the Securities Act and applicable state securities laws were not available, we may face exposure to claims by federal and state regulators for any such violations. In addition, if any purchaser of our securities were to prevail in a suit resulting from a violation of the Securities Act or applicable state securities laws with respect to the unavailability of such exemption, we could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of this report, we are not aware of any alleged specific violation or the likelihood of any claim.
There can be no assurance that litigation asserting such claims will not be initiated, or that we would prevail in any such litigation.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS.

EXHIBIT NO.                                IDENTIFICATION OF EXHIBIT
   2.1*      Agreement and Plan of Merger, dated March 23, 2003 and incorporated by reference from the Company's
             Form 8-K, filed with the SEC on March 9, 2003.
   2.2*      Amendment to the Agreement and Plan of Merger dated January 12, 2004 and incorporated by reference from the Company's Form 8-K, filed with the SEC on March 9, 2004.
   2.3*      Second Amendment to the Agreement and Plan of Merger, dated January 21, 2004 and incorporated by reference from the Company's Form 8-K, filed with the SEC on March 9, 2004.
   3.1*      Articles of Incorporation of Make It Happen Management, filed with the Nevada Secretary of State on
             March 23, 1998 and incorporated by reference from the Company's Form 10SB12B, filed with the
             SEC on February 4, 2000.
   3.2*      Certificate of Amendment to the Articles of Incorporation, filed on June 13, 2000, changing the corporate name from Make It Happen Management to "E-Channels, Inc.," incorporated by reference from the Company's Form 10-KSB/A, filed with the SEC on April 10, 2001.
   3.3*      Certificate of Amendment to the Articles of Incorporation, filed on April 25, 2003, changing the corporate name from "E-Channels, Inc." to "Expertise Technology Innovation, Inc." and increasing authorized stock, incorporated by reference from the Company's Form 10-KSB, filed with the SEC on April 17, 2003.
   3.4*      Certificate of Amendment to the Articles of Incorporation, filed on January 16, 2004, increasing authorized stock, incorporated by reference from the Company's Form 10-KSB, filed with the
             SEC on February 5, 2004.
   3.5*      Certificate of Designation designating 4,250,000 shares as Series A preferred stock, filed on
             January 30, 2004.
   3.6*      Certificate of Amendment to the Articles of Incorporation, filed on June 2, 2004, changing corporate name from "Expertise Technology Innovation, Inc." to "UC HUB Group, Inc."
   3.7*      Bylaws, incorporated by reference from the Company's Form 10SB12B, filed with the SEC on
             February 4, 2000.
   10.1*     Employment Agreement dated as of February 1, 2002 with Larry Wilcox.
   10.2*     Employment Agreement dated as of June 1, 2004 with Alice Kong.
   10.3*     Employment Agreement dated as of February 1, 2003 with John Cheney.
   10.4*     Standard Office Lease dated November 27, 2001, by and between Arden Realty Limited Partnership and AllCom USA, Inc.
   10.5*     Amendment to the Standard Office Lease, dated May 22, 2002.
   10.6*     UC HUB Group, Inc. 2003 Stock Plan.
   10.7*     Form of Assignment of intellectual property, dated March 14, 2002.
   10.8*     Promissory Note in the principal amount of $35,000.00, dated April 4, 2002 in favor of
             Buck Kumphausen.
   10.9*     Promissory Note in the principal amount of $75,000.00, dated April 5, 2004 in favor of Alice Kong.
   10.10*    Promissory Note in the principal amount of $65,000.00, dated August 2, 2004 in favor of Keith Webb and John Arnone.
   10.11*    Promissory Note in the principal amount of $25,000.00, dated September 17, 2004 in favor of
             William A. Mueller.
   10.12*    Promissory Note in the principal amount of $50,000.00, dated October 9, 2004 in favor of
             Bonnie K. Farnsworth.
   10.13*    Promissory Note in the principal amount of $50,000.00, dated December 30, 2004 in favor of
             Bonnie Farnsworth.
   10.14*    Binding Deal Memorandum between UC Hub Group, Inc. and eCelerity, dated May 20, 2004.
   10.15*    Deal Memorandum between National Merchant Center and eSAFE, Inc., dated October 15, 2004
   10.16*    Binding Deal Memorandum between UC Hub Group, Inc. and Integrated Communications, dated
             August 12, 2004, effective as of August 21, 2004.
   10.17*    Negotiable Promissory Note and Agreement dated June 2004, between United Communications
             Hub, Inc. and Qwest Communications Corporation in the amount of $50,000 due December 31, 2004.
   10.18*    Negotiable Promissory Note and Agreement dated June 2004, between AllCom USA, Inc. and Qwest
             Communications Corporation in the amount of $130,477.17 due November 24, 2004.
   10.19*    Promissory Note in the principal amount of $25,000.00, dated November 1, 2004 in favor of
             Stephen F. Owens.
   31.1**    Certification of Larry Wilcox, Chief Executive Officer and Chief Financial Officer of UC Hub
             Group, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the
             Sarbanes-Oxley Act of 2002.
   32.1**    Certification of Larry Wilcox, Chief Executive Officer and Chief Financial Officer of UC Hub
             Group, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the
             Sarbanes-Oxley Act of 2002.

__________
**   Filed herewith.
*    Previously Filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UC HUB Group, Inc.

     Dated June 22, 2005.
                                     By /s/ Larry Wilcox
                                       ----------------------------
                                       Larry WIlcox, Chief Executive Officer
                                       and Chief Financial Officer