Form 10KSB
period 2005-07-31
UC Hub Group Inc
filed 2005-12-20
CIK 1072935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ____________________________________________________

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2005.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $2,758,269.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 30, 2004: $2,144,771.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 30, 2005: 16,918,332 shares.

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

GENERAL

     UC Hub is a software development and distribution company with primary interests in digital communications and digitally based products and services necessary to support the corporate vision of the "Digital City." During the year ending July 31, 2005, we had two wholly owned subsidiaries and a software division:

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

BUSINESS

     Our overall strategic plan is to continue to develop, add and offer other synergistic services that drive electronic payments and transactions (eSAFE) to multiple clients. We believe in the evolution from an Internet-based (web centric) environment of today to a wireless technology (more mobile centric) environment in the future. We expect that this convergence of Internet and wireless technologies will provide economies of scale and ease of use that will support transaction-based and usage-based business. The long-term vision is to support the convergence of biometrics, Internet and wireless technologies (web centric/mobile centric) to enable user-friendly banking and commercial transactions. This will be supported by a usage gateway that facilitates revenue-generating services achieved through industry partnerships and strategic alliances. Our current focus is to ), service our new municipal software, and OurTown2 clients, while expanding the municipal base, and introduce the passive recurring revenue of transaction-based electronic payments using payroll, gift and cash cards sponsored by Mastercard issuing banks which is the nucleus of eSAFE. We expect that eSAFE as the transaction based business, will eventually evolve from the traditional magnetic striped card into the biometric security systems, which may include various secure biometric tools that are in compliance with the Patriot Act for wired and wireless delivery.

     The barriers to entry that we have overcome include setting up a issuing Infrastructure through the MasterCard issuing Banks and the MasterCard and Visa Approved processors. The processing capability is written in .net and scalable And in modular forms.

     The software infrastructure is a key element in not only differentiating our offerings, but also providing our customers the ability to adjust to the constant changes in the marketplace. The applications are real-time on-demand applications. Also Our intellectual properties are key assets that we expect will create barriers to entry for the competition with respect to development and implementation times for competing software applications. We believe that as the applications from the digital distribution hub increase, the consolidation of software interface will become even more efficient, and our client's acquisition costs should go down while the return on investment increases.

     AllCom USA, Inc. Because of the FCC changes that allowed the Bell Operating Companies the right to sell Local and long distance services, Allcom was no longer able to compete as a re-seller. Therefore, ALLCOM sold its customer base to Mobile Pro and has discontinued the long Distance business.

     The company still owns the software applications described below which Can be utilized with eSAFE with some adjustments and can be sold as Intellectual Properties.

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

     Future plans include a strategic conversion or outright sell of such Intellectual Properties after transitioning them for eSAFE if appropriate. , AllCom has remaining an interconnect division, which today provides VoIP, and Wi-Fi services to small and medium sized business. Some of these systems are manufactured by Nortel, NEC, Avaya, and Altigen. The objective is to offer these services in our Digital Cities with a first year sales target of $1.5 million within specific local markets and then rapidly expand that to other cities/markets. As the Digital City model is rolled out, then the strategic partners will be asked to share advertising and marketing in the Digital City.

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

     Over the past fiscal year, eSAFE has been engaged in research and development, setting up websites, and establishing relationships with processors, sales channels, risk management firms, security, regulatory, banks and merchants. eSAFE plans a full marketing and sales kick off in 2006 which may include and not be limited to Direct Response.

     OurTown2. OurTown2 is our municipal government software that interfaces customer or citizen with municipal government management software that has been sold and/or licensed to multiple cities throughout the United States. The base software code has been updated and enhanced to include expanded transaction-based services for a municipality to increase revenue while maintaining the audit requirements needed to comply with state and federal funding programs. A companion product helps governments reduce the burden on their 911 call centers by providing online answers to citizens' frequently asked questions. The software can schedule, track, manage, report, query, do costing analysis, budget and allocate resources. It is our hope to upgrade this service offering in 2006 so that is is a more robust Application Service Product (ASP) model.

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

Dependence on key employees.

     Our business is dependent upon our senior executive officers, principally, Larry Wilcox . Mr. Wilcox understands the Digital distribution hub arena and has positioned us to offer some key vertical services to a Digital City. In the event of future growth in administration, marketing, manufacturing and customer support functions, we will need to increase the depth and experience of our management team by adding new members. Our success will depend to a large degree upon the active participation of our key officers and employees. Loss of services of any of the current officers and directors, especially Mr. Wilcox as he is the author of the Digital City vision and his absence could have a significant adverse effect on our direction, the necessary chronology,operations and prospects. There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

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

     Presently we have one arbitration hearing going on with Diane Stein, a former employee Of Allcom Systems who is disputing commissions. This is the only legal matter as of this date.

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

                                      HIGH         LOW
               July 31, 2002          $0.12       $0.10
               October 31, 2002       $0.10       $0.06
               January 31, 2003       $0.08       $0.02
               April 30, 2003         $2.32       $0.02

                                      HIGH        LOW
               July 31, 2003          $2.10       $0.20
               October 31, 2003       $1.15       $0.53
               January 31, 2004       $1.55       $0.45
               April 30, 2004         $1.35       $0.40

                                      HIGH        LOW
               July 31, 2004          $1.01       $0.51
               July 31, 2005          $0.03       $0.03

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

RESULTS OF OPERATIONS

Comparison of the Twelve Months Ended July 31, 2005 to the Twelve Months Ended July 31, 2004

     Revenue. Our total revenue was $2,758,269 for the 12 months ended July 31, 2005 compared to $2,372,057 for the same period ended July 31, 2004, an increase of $386,212 or approximately 17 percent. We consolidated our telecommunications businesses in the spring of 2003 by closing one office, reducing duplication in operations, including billing companies, streamlining regulatory filings, and eliminating unnecessary employees. At the same time, we ceased servicing customers, which were not paying promptly. This had the effect of reducing revenue but improving the overall results of operations. We now operate all of our telecommunications business through AllCom.

     Gross Profit. Our gross profit was $1,206,740 or approximately 44 percent of sales for the 12 months ended July 31, 2005 versus $882,361 or approximately 37 percent of sales for the 12 months ended July 31, 2004. The increase in gross profit percent during the period resulted from consolidation efficiencies and the settlement of the Qwest liability. The decrease in gross profit dollars was the result of reduced sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the 12 months ended July 31, 2005 were $2,554,835, an increase of $1,086,264 or approximately 74 percent compared to SG&A of $1,468,571 for the 12 months ended July 31, 2004. The reduction is primarily attributable to the elimination of unprofitable business as described above.

     Interest Expense. We incurred $4,894 of interest expense during the 12 months ended July 31, 2005, a decrease of $39,407 or approximately 89 percent compared to interest expense of $44,301 incurred during the 12 months ended July 31, 2004. The decrease is a result of having converted substantially all of our convertible debentures and eliminated the interest expense liability.

     Net Income (Loss). Our net loss for the 12 months ended July 31, 2005 was $1,352,989, an increase of $604,592 or approximately 81 percent compared to a loss of $748,397 for the year ended July 31, 2003. The improvement and generation of net income was due primarily to a significant decrease in administrative overhead expense, coupled with improved margins from AllCom.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 2005, we had a working capital deficit of ($1,609,444). We generated a deficit in cash flow from operations of ($120,705587,995) for the 12 months ended July 31, 2005. The deficit in cash flow from operating activities for the period was primarily attributable to our net loss of $1,352,989.

     We met our cash requirements during the period through proceeds from the issuance of common stock of $75,000 and issuance of debt of $86,469. This resulted in net cash provided by financing activities of $419,619.

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

     Our independent auditor's report on our July 31, 2005 financial statements included in this Annual Report states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

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

     We provided Mr. Rueben with a copy of our Current Report on Form 8-K before it's filing with the SEC. We requested Mr. Rueben to furnish us with a letter addressed to the SEC stating whether he agreed with the statements made by us in our Current Report and, if not, stating the respects in which he did not agree. We filed Mr. Rueben's letter as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 14, 2004. For the year ended, Lawrence Scharfman CPA PA was retained to prepare the annual audit.

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

                                    PART III

ITEM  9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our directors and executive officers are:

NAME                                         AGE               POSITION                POSITION HELD SINCE
-------------------------------------------  ---  -----------------------------------  -------------------
Larry Wilcox                                  56  Chairman, President, Chief Executive                 1999
                                                  Officer, Chief Financial Officer and
                                                                Director

Michael Sharbrough                            63                Director                               2002

V. William Thompson                           62                Director                               1999

Karen Sharbrough                              57           Corporate Secretary                         2004

Alice Kong                                    51          President of eSAFE, Inc.                     2004

John Cheney                                   42  Vice President of Sales for AllCom USA,              2002
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

     Michael Sharbrough has been a Director since September 1999. Prior to his service with United Communications Hub, Inc. he spent over 25 years with Pacific Bell rising to the position of area vice president of government accounts. Since 1999, he has been a consultant to United Communications Hub, Inc. and AllCom USA.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended July 31, 2005, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

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

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to UC Hub Group, Inc. and our subsidiaries for the fiscal years ended July 31, 2005, 2004, 2003 and 2002. No other officer had compensation of $100,000 or more for 2004, 2003, and 2002.

                                               SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------
                                    ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                              -----------------------------------------------------------------------------
                                                                             AWARDS             PAYOUTS
                                                                   ----------------------------------------
                                                                   RESTRICTED    SECURITIES
                                                    OTHER ANNUAL      STOCK      UNDERLYING      LTIP       ALL OTHER
NAME AND PRINCIPAL                         BONUS    COMPENSATION    AWARD(S)    OPTIONS/SARS    PAYOUTS    COMPENSATION
POSITION                YEAR  SALARY ($)    ($)         ($)            ($)           (#)          ($)          ($)
------------------------------------------------------------------------------------------------------------------------
Larry Wilcox (1)        2004   $138,826      $0       $10,254         $0              $0           $0        $149,080
------------------------------------------------------------------------------------------------------------------------
                        2003    $14,950      $0        $1,586         $0              $0           $0        $16,536
------------------------------------------------------------------------------------------------------------------------
                        2002   $138,123      $0        $4,165         $0              $0           $0        $142,288
------------------------------------------------------------------------------------------------------------------------
Karen Sharbrough (2)    2004    $48,000      $0        $0             $0              $0           $0        $48,000
------------------------------------------------------------------------------------------------------------------------
                        2003    $48,000      $0        $0             $0              $0           $0        $48,000
------------------------------------------------------------------------------------------------------------------------
                        2002    $26,170      $0        $0             $0              $0           $0        $26,170
------------------------------------------------------------------------------------------------------------------------
Michael Sharbrough (3)  2004    $48,000      $0        $0             $0              $0           $0        $48,000
------------------------------------------------------------------------------------------------------------------------
                        2003    $48,000      $0        $0             $0              $0           $0        $48,000
------------------------------------------------------------------------------------------------------------------------
Alice Kong (4)          2004    $12,500      $0        $0             $0              $0           $0        $12,500
------------------------------------------------------------------------------------------------------------------------
John Cheney (5)         2005    $66,580      $0        $0             $0              $0           $0        $72,000
------------------------------------------------------------------------------------------------------------------------
                        2003    $72,000      $0        $0             $0              $0           $0        $72,000
------------------------------------------------------------------------------------------------------------------------

     (1) Mr, Wilcox is our Chief Executive Officer, Director and Chief Financial Officer. He signed an employment agreement with us on February 1, 2004 that provides for an annual base salary of $360,000 with discretionary bonuses calculated by our board of directors.

     (2)  Ms.  Sharbrough  is  UC  Hub  Group,  Inc's  Secretary

     (3)  Mr.  Sharbrough  is  one of UC Hub Group, Inc's Director

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

     Base Salary. The chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the chief executive officer. For fiscal 2005, the following base salary was paid to our executive officers:

     Larry  Wilcox:  $138,826

     Karen  Sharbrough:  $48,000

     Mike  Sharbrough:  $48,000

     Alice  Kong:  $12,500

     John  Cheney:  $66,580

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

     (a)     Financial Statement Schedules.

     None.

     (b)     Exhibits

EXHIBIT                                      IDENTIFICATION OF EXHIBIT
  NO.

  2.1*   Agreement and Plan of Merger, dated March 23, 2003 and incorporated by reference from the Company's
         Form 8-K, filed with the SEC on March 9, 2003.
  2.2*   Amendment to the Agreement and Plan of Merger dated January 12, 2004 and incorporated by reference from the Company's Form 8-K, filed with the SEC on March 9, 2004.
  2.3*   Second Amendment to the Agreement and Plan of Merger, dated January 21, 2004 and incorporated by reference from the Company's Form 8-K, filed with the SEC on March 9, 2004.
  3.1*   Articles of Incorporation of Make It Happen Management, filed with the Nevada Secretary of State on
         March 23, 1998 and incorporated by reference from the Company's Form 10SB12B, filed with the SEC on February 4, 2000.
  3.2*   Certificate of Amendment to the Articles of Incorporation, filed on June 13, 2000, changing the corporate name from Make It Happen Management to "E-Channels, Inc.," incorporated by reference from the
         Company's Form 10-KSB/A, filed with the SEC on April 10, 2001.
  3.3*   Certificate of Amendment to the Articles of Incorporation, filed on April 25, 2003, changing the corporate name from "E-Channels, Inc." to "Expertise Technology Innovation, Inc." and increasing authorized stock, incorporated by reference from the Company's Form 10-KSB, filed with the SEC on April 17,
         2003.
         Certificate of Amendment to the Articles of Incorporation, filed on January 16, 2004, increasing
  3.4*   authorized stock, incorporated by reference from the Company's Form 10-KSB, filed with the SEC on
         February 5, 2004.
  3.5*   Certificate of Designation designating 4,250,000 shares as Series A preferred stock, filed on January 30,
         2004.
  3.6**  Certificate of Amendment to the Articles of Incorporation, filed on June 2, 2004, changing corporate name from "Expertise Technology Innovation, Inc." to "UC HUB Group, Inc."
  3.7*   Bylaws, incorporated by reference from the Company's Form 10SB12B, filed with the SEC on February
         4, 2000.
 10.1*   Employment Agreement dated as of February 1, 2002 with Larry Wilcox.
 10.2*   Employment Agreement dated as of June 1, 2004 with Alice Kong.
 10.3*   Employment Agreement dated as of February 1, 2003 with John Cheney.
 10.4*   Standard Office Lease dated November 27, 2001, by and between Arden Realty Limited Partnership and
         AllCom USA, Inc.
 10.5*   Amendment to the Standard Office Lease, dated May 22, 2002.
 10.6*   UC HUB Group, Inc. 2003 Stock Plan.
 10.7*   Form of Assignment of IP, dated March 14, 2002.
 10.8*   Promissory Note in the principal amount of $35,000.00, dated April 4, 2002.
 10.9*   Promissory Note in the principal amount of $75,000.00, dated April 5, 2004.
10.10*   Promissory Note in the principal amount of $65,000.00, dated August 2, 2004.
10.11*   Promissory Note in the principal amount of $25,000.00, dated September 17, 2004.
10.12*   Promissory Note in the principal amount of $50,000.00, dated October 9, 2004
10.13*   Promissory Note in the principal amount of $50,000.00, dated December 30, 2004
10.14*   Binding Deal Memorandum between UC Hub Group, Inc. and eCelerity, dated May 20, 2004.
10.15*   Deal Memorandum between National Merchant Center and eSAFE, Inc., dated October 15, 2004
10.16*   Binding Deal Memorandum between UC Hub Group, Inc. and Integrated Communications, dated August
         12, 2004, effective as of August 21, 2004.
10.17*   Negotiable Promissory Note and Agreement in the principal amount of $50,000, dated June 2004.
  14*    Code of Ethics.
 31.1**  Certification of Larry Wilcox, Chief Executive Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 31.2**  Certification of Larry Wilcox, Chief Financial Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 32.1**  Certification of Larry Wilcox, Chief Executive Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
 32.2**  Certification of Larry Wilcox, Chief Financial Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

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

AUDIT FEES

     The aggregate fees billed by Lawrence Scharfman CPA PA for professional services rendered for the audit of our annual financial statements for fiscal year ended July 31, 2005 were $30,000.

AUDIT-RELATED FEES

     There were no aggregate audit-related fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended July 31, 2004.

ALL OTHER FEES

     There were no other fees billed by Lawrence Scharfman CPA PA for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 19, 2005.

                                        UC HUB GROUP, INC.


                                        By /s/ Larry Wilcox
                                           -------------------------------------
                                           Larry Wilcox, Chief Executive Officer
                                           And Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                         Title                        Date
-------------------------------  -----------------------------  -----------------------
                                            Chairman
       /s/ Larry Wilcox              Chief Executive Officer        December 19, 2005
         Larry Wilcox                Chief Financial Officer

     /s/ Michael Sharbrough                 Director                December 19, 2005
       Michael Sharbrough

     /s/ V. William Thompson                Director                December 19, 2005
       V. William Thompson

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES

                             JULY 31, 2005 AND 2004




                                UC HUB GROUP, INC

                                         UC HUB GROUP, INC.
                                   Index to Financial Statements

-------------------------------------------------------------------------------------------------

                                                                                       Page
                                                                                  ---------------
Report of Registered Independent Certified Public Accountants                          F - 3
Consolidated Balance Sheet as of  July 31, 2005                                        F - 4
Consolidated Statement of Losses for the Years Ended July 31, 2005 and 2004            F - 5
Consolidated Statement of Deficiency in Stockholders' Equity for the Two Years
Ended July 31, 2005                                                                    F - 6
Consolidated Statements of Cash Flows for the Years Ended July 31, 2005 and 2004       F - 7
Notes to  Consolidated Financial Statements                                       F - 8 to F - 22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
UC Hub Group, Inc. and Subsidiaries Rancho Cucamonga, California

We have audited the accompanying consolidated balance sheet of UC Hub Group, Inc, as of July 31, 2005 and the related statements of losses, deficiency in stockholders equity and cash flows for the period in the two years ended July 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UC Hub Group, Inc. at July 31, 2005 and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note B to the accompanying financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/ Lawrence Scharfman

                                                    LAWRENCE SCHARFMAN CPAPA
                                                    Certified Public Accountants
Boynton Beach Florida
December 18, 2005

                               UC HUB GROUP, INC.
                        Consolidated Statement of Losses
                   For the Years Ended July 31, 2004 and 2005

                                                    2004          2005
                                                ------------  ------------
Revenues                                        $ 2,372,057   $ 2,758,269

Cost of Sales                                     1,489,696     1,551,529
                                                ------------  ------------

Gross Profit                                        882,361     1,206,740

Selling, general, and administrative expenses     1,468,572     2,554,835
Acquisition costs
                                                ------------  ------------

Total operating expenses                          1,468,572     2,554,835
                                                ------------  ------------

Losses from operations                             (586,211)   (1,348,095)

Other income (expense):
  Interest income (expense)                         (44,301)       (4,894)
  Legal settlement                                1,022,238             0
  Acquisition costs                              (1,140,124)            0
                                                ------------  ------------

  Income (loss) before income taxes                (748,398)   (1,352,989)

  Income tax benefit                                      -             -
                                                ------------  ------------

  Net Loss                                      $  (748,398)  $(1,352,989)
                                                ============  ============


NET LOSS PER COMMON SHARE
   Profit (Loss) from operations
   Loss from discontinued operations
   Net loss                                     $     (0.32)  $     (0.94)
                                                ============  ============


PER SHARE INFORMATION -
   BASIC AND FULLY DILUTED
  Weighted average shares outstanding             2,315,691    12,627,615
                                                ============  ============

The accompanying notes are an integral part of these financial statements.

                 See accompanying notes to financial statements

                                    UC HUB GROUP, INC.
                                Consolidated Balance Sheet


                                                                               July 31,
                                                                                 2005
                                                                             -------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                  $     43,234
  Accounts Receivable, net of allowance of $74,042                                323,543
  Other current assets                                                             11,145
                                                                             -------------
Total current assets                                                              377,922

Property and equipment, net of accumulated
  depreciation of $40,864                                                          37,729
                                                                             -------------
Total assets                                                                      415,651
                                                                             =============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         1,771,764
  Notes payable                                                                   474,500
                                                                             -------------

    Total current liabilities                                                   2,246,264

  Long term payables                                                               50,000

                                                                             -------------
Total Liabilities                                                               2,296,264

Stockholders' (deficit)
Convertible Preferred stock, 5,000,000 shares authorized, no par value per
share; 3,654,932 shares issued and outstanding at July 31, 2004                     2,704
  Common stock, no par value 50,000,000 shares
    authorized, 4,312,471shares issued and outstanding at July 31, 2004            16,918
  Stock subscription receivable                                                    18,900
  Additional paid-in capital                                                   14,786,855
  Accumulated (deficit)                                                       (16,559,418)
Common Stock Issued in advance of Options                                            (435)
Deferred Comp                                                                    (146,137)
                                                                             -------------
    Total stockholder's (deficit)                                              (1,880,613)

                                                                             -------------
Total liabilities and stockholders' (deficit)                                     415,651
                                                                             =============

The accompanying notes are an integral part of these financial statements.

                 See accompanying notes to financial statements

                                                         UC HUB GROUP
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FEBRUARY 22, 1999 (DATE OF INCEPTION) TO JULY 31, 2005


                                                         COMMON STOCK             PREFERRED STOCK          PREFERRED STOCK
                                                          UC HUB INC                 UC HUB INC              UCHUB GROUP
                                                     SHARES        AMOUNT        SHARES       AMOUNT      SHARES      AMOUNT
                                                 -------------  -------------  -----------  ----------  ----------  ----------
Balance at July 31, 2002                            7,518,156   $  8,064,275    2,561,864   $ 820,000           -   $       -
 Common stock issued pursuant to a private
 placement in Aug 2002 at $1.92 per share
 (post-split)                                          10,417         20,000            -           -           -           -

 Common stock issued pursuant to a private
 placement in Aug 2002 at $1.60 per share
 (post-split)                                          15,625         25,000            -           -           -           -

 Common stock issued pursuant to a private
 placement in Sep 2002 at $1.60 per share
 (post-split)                                          10,000         16,000            -           -           -           -

 Common stock issued pursuant to a private
 placement in Oct 2002 at $1.60 per share
 (post-split)                                           1,250          2,000            -           -           -           -

 Common stock issued pursuant to a private
 placement in Nov 2002 at $0.16 per share
 (post-split)                                         187,500         30,000            -           -           -           -

 Common stock issued for services rendered
 in Nov 2002 at 1.60 per share (post-split)             2,500          4,000            -           -           -           -

 Common stock issued pursuant to a private
 placement in Nov 2002 at $1.60 per share
 (post-split)                                           3,125          5,000            -           -           -           -

 Common stock issued pursuant to a private
 placement in Dec 2002 at $0.16 per share
 (post-split)                                         672,500        107,600            -           -           -           -

 Common stock issued for services rendered
 in Dec 2002 at 1.60 per share (post-split)           100,000        160,000            -           -           -           -

 Common stock issued pursuant to a private
 placement in Jan 2003 at $0.16 per share
 (post-split)                                          62,500         10,000            -           -           -           -

 Common stock issuance to present
 acquisition of asset for July 2002 at $1.60
 per share (post-split)                               250,000        400,000            -           -           -           -

 Retired AllCom USA stock                                (250)          (400)
 Common stock issued pursuant to a private
 placement in Mar 2003 at $0.16 per share
 (post-split)                                          43,750          7,000            -           -           -           -

 Common stock issued for services rendered
 in Jun 2003 at 1.60 per share (post-split)            93,750        150,000            -           -           -           -

 Common stock issued for extinghushment of
 debt in Jun 2003 at $1.60 pe share (post-
 split)                                                21,875         35,000            -           -           -           -

 Common stock subscribed to through July
 2003 at $8.00 per share (post-split)                       -              -            -           -           -           -

 Common stock subscribed to in return for
 accrued interest at July 31, 2003                          -              -            -           -           -           -

 Common stock subscribed to in return for
 convertible notes at July 31, 2003                         -              -            -           -           -           -

 Net (Loss)                                                 -              -            -           -           -           -
                                                 -------------  -------------  -----------  ----------  ----------  ----------
Balance at July 31, 2003                            8,992,698      9,035,475    2,561,864     820,000           -           -
 Conversion of 2,561,864 shares Preferred
 Stock to 1,710,760 shares (post-split)
 common stock                                       1,710,760        820,000   (2,561,864)   (820,000)

 Common stock  issued (post-split),
 previously subscribed                              1,727,524      2,077,839

 Common stock at $8.00 per share (post-
 split), previously subscribed                         27,613        220,900

 Common stock issued at $4.00 per share
 (post-split) in settlement of short-term note
 payable (prior year)                                   3,750         15,000

 Issuance of Common Stock for services
 rendered in 4th Quarter at $0.80 share
 (post-split)                                           7,500          6,000

 Issuance of Common Stock for services
 rendered in 4th Quarter at $0.80 share
 (post-split)                                           1,875          1,500

 Conversion of $200,000 loan from Peter
 Coors  $0.625 per share (post-split)                 125,000        200,000

 Common stock issued in settlement of TMG
 Debt on May 17, 2004 at $1.31 per share
 (post-split)                                         125,000        164,790

 UC Hub shares exchanged for UC Hub
 Group (ETIX) shares at a ratio of 8:1 X 1 2/3    (12,721,719)   (12,541,504)                           4,269,844       4,270

 Retained ETIX shares acquired                              -

 Conversion of ETIX Preferred Shares to
 UCHub Group, Inc. Common shares @ 3 *1
 ratio                                                      -                                            (614,912)       (615)

 Issuance of 250,000 shares of common
 stock for asset acquisition at $1.00 per
 share in April, 2004                                       -

 140,000 shares of common stock sold for
 cash at $0.43 per share in June, 2004, not
 yet issued                                                 -

 80,000 shares of common stock for cash at
 $0.50 per share in May, 2004, not yet issued               -

 Issuance of 10,000 shares of Common
 Stock subscribed at $1.00 per share, not yet paid

Net Loss                                                    -              -            -           -           -           -
                                                 -------------  -------------  -----------  ----------  ----------  ----------
Balance at July 31, 2004                                    -   $          -            -   $       -   3,654,932       3,655
                                                 =============  =============  ===========  ==========  ==========  ==========


                                                                        ADDITI-
                                                     COMMON STOCK         ONAL                       ACCUM-
                                                     UC HUB GROUP       PAID IN       CAPITAL        ULATED
                                                   SHARES    AMOUNT     CAPITAL      SUBSCRIBED      DEFICIT        TOTAL
                                                 ----------  -------  ------------  ------------  -------------  ------------
Balance at July 31, 2002                                  -  $     -  $         -   $   199,900   $(12,532,835)  $(3,448,659)
 Common stock issued pursuant to a private
 placement in Aug 2002 at $1.92 per share
 (post-split)                                             -        -            -             -              -        20,000

 Common stock issued pursuant to a private
 placement in Aug 2002 at $1.60 per share
 (post-split)                                             -        -            -             -              -        25,000

 Common stock issued pursuant to a private
 placement in Sep 2002 at $1.60 per share
 (post-split)                                             -        -            -             -              -        16,000

 Common stock issued pursuant to a private
 placement in Oct 2002 at $1.60 per share
 (post-split)                                             -        -            -             -              -         2,000

 Common stock issued pursuant to a private
 placement in Nov 2002 at $0.16 per share
 (post-split)                                             -        -            -             -              -        30,000

 Common stock issued for services rendered
 in Nov 2002 at 1.60 per share (post-split)               -        -            -             -              -         4,000

 Common stock issued pursuant to a private
 placement in Nov 2002 at $1.60 per share
 (post-split)                                             -        -            -             -              -         5,000

 Common stock issued pursuant to a private
 placement in Dec 2002 at $0.16 per share
 (post-split)                                             -        -            -             -              -       107,600

 Common stock issued for services rendered
 in Dec 2002 at 1.60 per share (post-split)               -        -            -             -              -       160,000

 Common stock issued pursuant to a private
 placement in Jan 2003 at $0.16 per share
 (post-split)                                             -        -            -             -              -        10,000

 Common stock issuance to present
 acquisition of asset for July 2002 at $1.60
 per share (post-split)                                   -        -            -             -              -       400,000

 Retired AllCom USA stock                                                                                               (400)
 Common stock issued pursuant to a private
 placement in Mar 2003 at $0.16 per share
 (post-split)                                             -        -            -             -              -         7,000

 Common stock issued for services rendered
 in Jun 2003 at 1.60 per share (post-split)               -        -            -             -              -       150,000

 Common stock issued for extinghushment of
 debt in Jun 2003 at $1.60 pe share (post-
 split)                                                   -        -            -             -              -        35,000

 Common stock subscribed to through July
 2003 at $8.00 per share (post-split)                     -        -            -        21,000              -        21,000

 Common stock subscribed to in return for
 accrued interest at July 31, 2003                        -        -            -       200,771              -       200,771

 Common stock subscribed to in return for
 convertible notes at July 31, 2003                       -        -            -     1,783,501              -     1,783,501

 Net (Loss)                                               -        -            -             -     (1,925,197)   (1,925,197)
                                                 ----------  -------  ------------  ------------  -------------  ------------
Balance at July 31, 2003                                  -        -            -     2,205,172    (14,458,032)   (2,397,384)
 Conversion of 2,561,864 shares Preferred
 Stock to 1,710,760 shares (post-split)
 common stock                                                                                                              -

 Common stock  issued (post-split),
 previously subscribed                                                               (1,984,272)                      93,566

 Common stock at $8.00 per share (post-
 split), previously subscribed                                                         (220,900)                           -

 Common stock issued at $4.00 per share
 (post-split) in settlement of short-term note
 payable (prior year)                                                                                                 15,000

 Issuance of Common Stock for services
 rendered in 4th Quarter at $0.80 share
 (post-split)                                                                                                          6,000

 Issuance of Common Stock for services
 rendered in 4th Quarter at $0.80 share
 (post-split)                                                                                                          1,500

 Conversion of $200,000 loan from Peter
 Coors  $0.625 per share (post-split)                                                                                200,000

 Common stock issued in settlement of TMG
 Debt on May 17, 2004 at $1.31 per share
 (post-split)                                                                                                        164,790

 UC Hub shares exchanged for UC Hub
 Group (ETIX) shares at a ratio of 8:1 X 1 2/3                         12,607,484                                     70,250

 Retained ETIX shares acquired                    1,987,734    1,988      793,106                                    795,094

 Conversion of ETIX Preferred Shares to
 UCHub Group, Inc. Common shares @ 3 *1
 ratio                                            1,844,737    1,845       (1,230)                                         -

 Issuance of 250,000 shares of common
 stock for asset acquisition at $1.00 per
 share in April, 2004                               250,000      250      249,750                                    250,000

 140,000 shares of common stock sold for
 cash at $0.43 per share in June, 2004, not
 yet issued                                         140,000      140       59,860                                     60,000

 80,000 shares of common stock for cash at
 $0.50 per share in May, 2004, not yet issued        80,000       80       39,920                                     40,000

 Issuance of 10,000 shares of Common
 Stock subscribed at $1.00 per share, not yet
 paid                                                10,000       10        9,990       (10,000)                           -

Net Loss                                                  -        -            -             -       (748,398)     (748,398)
                                                 ----------  -------  ------------  ------------  -------------  ------------
Balance at July 31, 2004                          4,312,471    4,313   13,758,880       (10,000)   (15,206,430)   (1,449,582)
                                                 ==========  =======  ============  ============  =============  ============

Shown In Prior Filings                            9,674,139    9,674    8,027,975        28,000     (1,935,137)     (723,305)

Balance at April 30, 2005                        13,986,610   13,587   14,786,855        13,950    (17,137,353)   (2,168,673)

Net Income                                                                                             577,935       577,505

Conversion Preferred to Common                      592,573      592                                                     395

Adjust

Issuance Common Stock                             2,339,149    2,339                                                   2,931

Balance at July 31, 2005                         16,918,332   16,918   14,785,835        18,500     (16,559,418)   1,587,412

UC Hub Group, Inc
Addendum to Consolidated Stockholder's Equity
For The Period Feb 22, 1999 (Inception) to July 31, 2005
Preferred Common Stock

                      Preferred Stock         Common Stock            APIC            Accum      Common   Deferred
                     Shares     Amount     Shares    Amount    Capital               Deficit      Stock     Comp        Total
7/31/2004          3,884,932     3,655    4,312,471    4,313  3,758,880  (10,000)  (15,944,216)                      (1,445,368)
7/1/04-8/1/05       (954,081)     (754)   9,674,139    9,674  1,027,975   28,900      (193,137)    (435)  (146,137)    (869,777)
--------------------------------------------------------------------------------------------------------------------------------
4/30/2005          2,930,851     2,901   13,986,610   13,987  4,786,855   18,900   (16,137,353)    (435)  (146,137)  (2,315,145)
Net Income                                                                             577,935                          677,935
Conversion (Pref
to Common)          (197,524)     (197)     592,573      592                               395                              395
Adjust
Issuance
Common Stock                              2,339,149    2,339                                                              2,339
--------------------------------------------------------------------------------------------------------------------------------
7/31/05 Balance    2,733,327     2,704   16,918,332   16,918  4,786,855   18,900   (15,559,023)    (435)  (146,137)  (1,634,476)

                 See accompanying notes to financial statements

                                  UNITED COMMUNICATIONS HUB, INC.
                               Consolidated Statements of Cash Flows


                                                                   For the Years Ended July 31,
                                                                      2004              2005
                                                                 ---------------  ----------------
OPERATING ACTIVITIES
    Net (loss)                                                   $     (748,398)  $    (1,352,989)
    Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
      Gain on settlement of Qwest obligations                        (1,022,238)
      Acquisition costs                                               1,140,124
      Depreciation                                                       15,555             9,071
      Acquisition costs
      Stock issued for services                                           7,500
      Change in allowance for bad debt                                   52,181
    Changes in:
      Accounts receivable                                                36,116           (41,547)
      Other current assets                                               (6,700)           (5,592)
      Deposits                                                            7,025
      Accounts payable                                                  (62,547)         (923,546)
      Accrued expenses                                                                     68,251
      Accrued interest                                                                    176,782
      Contract payable
      Other current liabilities                                          13,567            46,806
      Accounts payable -LT                                               50,000

                                                                 ---------------  ----------------
        Net cash (used in) operating activities                        (687,995)         (420,706)
                                                                 ---------------  ----------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                  (5,269)
                                                                 ---------------
        Net cash (used in) investing activities                          (5,269)
                                                                 ---------------

FINANCING ACTIVITIES
  Proceeds from stock subscription receivable                                 -            21,000
  Proceeds from sale of common stock, net                               100,000           222,600
  Proceeds from convertible loan, net                                         -           530,000
  Proceeds from notes payable, net                                      407,025               536
                                                                 ---------------  ----------------
        Net cash provided by financing activities                       507,025           419,619
                                                                 ---------------  ----------------

          Net increase (decrease) in cash                               (86,239)           (1,066)

CASH AT BEGINNING OF YEAR                                               130,559            44,320
                                                                 ---------------  ----------------

CASH AT END OF YEAR                                              $       44,320   $        43,234
                                                                 ===============  ================

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:
    Interest                                                     $            -
                                                                 ===============
    Income taxes                                                 $            -
                                                                 ===============

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH INVESTING AND FINANCING ACTIVITIES

  Conversion of preferred stock to common stock                  $        2,273
                                                                 ===============

  Issuance of common stock previously subscribed                 $        7,933
                                                                 ===============

  Issuance of common stock previously subscribed                 $          307
                                                                 ===============

  Note payable converted to common stock                         $      116,279
                                                                 ===============

  Conversion of note payable to common stock                     $       21,667
                                                                 ===============

  Converson of note payable to common stock                      $            -
                                                                 ===============

  Conversion of preferred stock to common stock                  $            -

                                                                 ---------------
  Gain on settlement of lawsuit                                  $            -
                                                                 ===============

  Acquisitions:
  Common stock issued                                                         -   $             -
  Note payable issued                                                         -
  Loss recognized on acquisitions                                             -                 -
                                                                 ---------------  ----------------
  Net assets acquired                                            $            -   $
                                                                 ===============  ================

  Common stock issued for services                                                $         2,091
                                                                                  ================

  Common stock issued for interest payable                                        $         6,000
                                                                                  ================

  Notes payable and accrued interest converted to common stock                    $             -
                                                                                  ================

                 See accompanying notes to financial statements

                               UC HUB GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004


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

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $1,352,989 and $748,398 during the twelve months ended July 31, 2005 and 2004, respectively. The Company's current liabilities exceeded its current assets by $1,446,379 as of July 31, 2004 (see Note B).

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

Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended July 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

                                                  JULY 31,
                                              2004         2005
Net loss, as reported                      $(748,398)  $(1,352,989)
Add: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                 (26,184)           (0)
                                           ----------  ------------
Pro forma net loss                         $(774,582)  $(1,352,989)
                                           ==========  ============
Earnings per share (post-split):
Basic and diluted loss per share:
  As reported                              $   (0.32)  $     (0.94)
                                           ==========  ============
  Pro forma                                $   (0.33)  $     (0.94)
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

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $74,042 as of July 31, 2005.

Advertising
-----------

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $20,635 and $10,902 during the years ended July 31, 2005 and 2004, respectively.

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


NOTE  B  - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended July 31, 2005 and 2004, the Company incurred losses of $1,352,989 and $748,398 , respectively. In addition, the Company has a stockholder's deficiency of $1,621,715. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2005  consists of the following:

                                        July 31, 2005
                                        -------------
Office equipment and related equipment
Furniture and fixtures                        78,593
                                        -------------

    Less accumulated depreciation            (40,864)
                                        -------------

    Property and equipment - net              37,729
                                        =============

The Company incurred depreciation expense of $9,071 and $15,554 for the years ended July 31, 2005 and 2004.


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

At July 31, 2005, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately $ 15,400,000, expiring the year 2020, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit. In the opinion of management, it is more likely than not that the benefits will not be realized based upon the earnings history of the Company. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

Components of deferred tax assets as of July 31, 2005 are as follows:

Non current:
Net operating loss carry-forward  $5,784,000
Less: Valuation allowance          5,784,000
                                  ----------
    Net deferred tax asset        $        -
                                  ==========

NOTE G - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                      July 31, 2004    July 31, 2005
                                                     ---------------  ---------------
Loss available for common shareholders               $     (748,398)  $   (1,352,989)
                                                     ===============  ===============

Basic and fully diluted loss per share (post-split)  $        (0.32)  $        (0.11)
                                                     ===============  ===============

Weighted average common shares outstanding                2,315,691        8,336,898
                                                     ===============  ===============

Net loss per share is based upon the weighted average of shares of common stock outstanding.


NOTE H - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at July 31, 2005 are as follows:

--------------------------------------------------------------------
                                                      July 31, 2005
                                                      --------------
Other accrued expenses in connection with litigation  $            -
Accounts payable and accrued expenses                        617,255
Accrued payroll and related expenses                         734,404
Accrued interest                                              48,808
Other accrued expenses                                       421,297
                                                      --------------
Total                                                 $    1,821,764
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

As of July 31, 2005, the Company owed $474,500 in Notes payable, including accrued interest.

Notes  Payable  -  Related  Parties
-----------------------------------

The Company's shareholders and officers have advanced funds to the Company for working capital purposes since the Company's inception. No formal repayment terms or arrangements exist. The amount of the advances due at July 31, 2003 was $314,900, net of cash repayments. During the twelve months ended July 31, 2005, the notes in the aggregate amount of $50000 were converted to an aggregate of 116,279 shares (post-split) of common stock. At July 31, 2005, there were outstanding eight notes payable to related parties 116,279 in the total principal amount of $438,000 135,510.

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

Convertible Preferred Stock
---------------------------

The Company is authorized to issue 5,000,000 shares of cumulative preferred stock, no par value per share. The preferred shares are convertible to common stock at a current ratio of 1:3. During the twelve months ended July 31, 2005, the Company converted 197,524 shares of preferred stock outstanding into 592,573 shares (post-split) of common stock.

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

Options
-------

The following table summarizes information about stock options outstanding at July 31, 2005:

               (post-split)   (post-split)   (post-split)
                  Number       Weighted-        Number
Range          Outstanding      Average      Exercisable
Of Exercise         at         Remaining          at
Prices        July 31, 2004   Life (Yrs.)   July 31, 2004
------------  --------------                --------------
$       1.65         937,500         2 3/7         937,500
        2.40           9,375         2 3/7           9,375
              --------------                --------------
                     946,875                       946,875
              ==============                ==============

                                            Average
                              Options   Exercise Price
Outstanding at July 31, 2002   946,875  $          1.65
Granted                              -             0.00
Exercised                            -             0.00
Canceled                             -             0.00
                              --------  ---------------
Outstanding at July 31, 2003   946,875             1.65
Granted
Exercised
Cancelled
                              ========  ---------------
Outstanding at July 31, 2004   946,875  $          1.65
                              ========  ---------------

Outstanding at July 31, 2005                          0

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

Rent expense charged to operations was $131,725 and $73,549 for the years ended July 31, 2005 and 2004, respectively.

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

In July 2004, in Cause No. 0406129-M, in the District Court of Dallas County, Texas, John Fee, Roy Washburn and Travis Horton filed a lawsuit against us in Dallas County, Texas. The plaintiffs claim that there were material misrepresentations in connection with a private placement of our stock and want their investment of $50,000 each reimbursed. We will vigorously defend against the action. Inasmuch as we are still in the early stages of the litigation, we cannot venture any opinion about the prospective outcome. Presently the venue is being contested in Texas and we have requested to move the case to California. Diane Stein, an employee thru December 2004 sued for unpaid commissions (See John Cheney's email).


NOTE  N  -  MAJOR  VENDORS

Purchases from two (2) major suppliers of telecommunications services approximated $1,073,060 and $1,413,483, or 56 % and 61% of cost of sales for the years ended July 31, 2004 and 2003, respectively. The two (2) major suppliers are approximately 17% for all current liabilities for the year ended July 31, 2004.

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

In January 2005, the Company's Chief Executive Officer received options to purchase 1,500,000 shares (post-split) of the Company's stock at a price of $0.16. These options vest over a three-year period, and have a term of ten years. The 946,875 options (post-split) previously held by the Chief Executive Officer were cancelled. On September 27, 2005 UC Hub Group, Inc negotiated to sell the AllCom USA, Inc long distance customer base to Mobile Pro Corp for $300,000.