Form 10QSB
period 2005-10-31
UC Hub Group Inc
filed 2006-01-20
CIK 1072935

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2005.

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2005, the issuer had 19,143,519 shares of our common stock issued and outstanding.

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

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.



                                      UC HUB GROUP, INC.
                                  Consolidated Balance Sheet

                                                                                  October 31,
                                                                                     2005
                                                                                 -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $     34,040
   Accounts Receivable, net of allowance of $42,556                                   172,077
   Other current assets                                                                21,587
                                                                                 -------------
Total current assets                                                                  227,704

Property and equipment, net of accumulated
   depreciation of $49,935                                                             37,728
                                                                                 -------------
Total assets                                                                     $    265,432
                                                                                 =============

LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                         $  1,872,982
   Notes payable                                                                      520,534
   Loans Payable Officers
                                                                                 -------------

      Total current liabilities                                                     2,393,516
                                                                                 -------------

AP long term                                                                           50,000

Total Liabilities                                                                   2,443,516

Deferred Comp                                                                        (146,137)
Common Stock Issued In Advance                                                           (435)

Stockholders' (deficit)
   Convertible Preferred stock, 5,000,000 shares authorized, $0.001 par value
      per share; 2,703,327 shares issued and outstanding at October 31, 2005            2,704
   Common stock, .001 par value 50,000,000 shares authorized,
   19,143,519 shares issued and outstanding at October 31, 2005                        19,143
   Stock subscription receivable                                                       18,900
   Additional paid-in capital                                                      14,786,855
   Accumulated (deficit)                                                          (16,859,114)
                                                                                 -------------

      Total stockholder's (deficit)                                                 2,178,084

Total liabilities and stockholders' (deficit)                                    $    265,432
                                                                                 =============
The accompanying notes are an integral part of these financial statements.

                                          UC HUB GROUP, INC.
                                   Consolidated Statement of Losses
                         For the Three Months Ended October 31, 2004 and 2005


                                                                                 2004        2005
                                                                             -----------  -----------
Revenues                                                                     $  774,720   $  300,583

Cost of Sales                                                                   565,926      139,256
                                                                             -----------  -----------

Gross Profit                                                                    208,794      161,327

Selling, general, and administrative expenses                                   502,614      456,236
Acquisition costs                                                                33,474            -
                                                                             -----------  -----------

Total operating expenses                                                        536,088      456,236
                                                                             -----------  -----------

Loss before other income and expense                                           (327,294)    (303,909)

Other income (expense):
   Interest income (expense)                                                    (12,125)           -
                                                                             -----------  -----------

  Income (loss) before income taxes                                            (339,419)    (303,909)

  Income tax benefit                                                                  -            -
                                                                             -----------  -----------

  Net Loss                                                                   $ (339,419)  $ (303,909)
                                                                             ===========  ===========

NET LOSS PER COMMON SHARE
   Profit (Loss) from operations
   Loss from discontinued operations
   Net loss                                                                  $    (0.07)  $    (0.03)
                                                                             ===========  ===========

PER SHARE INFORMATION -
   BASIC AND FULLY DILUTED
  Weighted average shares outstanding                                         4,618,977   10,500,000
                                                                             ===========  ===========


The accompanying notes are an integral part of these financial statements.

UC Hub Group, Inc
Addendum to Consolidated Stockholder's Equity
For The Period Feb 22, 1999 (Inception) to October 31, 2005
Preferred Common Stock

                       Preferred   Stock     Common     Stock            APIC            Accum      Common   Deferred      Total
                        Shares     Amount    Shares     Amount    Capital               Deficit      Stock     Comp
Balance
  July 31, 2004       3,654,932    3,655    4,312,471    4,313  13,758,880  (10,000)  (15,202,216)      -          -   (1,445,368)
Shown in Prior
  Filings
  (8/1/04-4/30/05)     (754,081)    (754)   9,674,139    9,674   1,027,975   28,900    (1,864,386)   (435)  (146,137)    (995,163)
----------------------------------------------------------------------------------------------------------------------------------
Balance
  April 30, 2005      2,900,851    2,901   13,986,610   13,987  14,786,855   18,900   (17,066,602)   (435)  (146,137)  (2,390,531)
Net Income                                                                                514,397                         514,397
Conversion (Pref
  to Common)           (197,524)    (197)     592,573      592                                                                395

Adjust                                     23,339,149    2,339                                                              2,339
----------------------------------------------------------------------------------------------------------------------------------
Balance
  July 31, 2005       2,703,327    2,704   16,918,322  161,918  14,786,855   18,900   (16,555,205)   (435)  (146,137)  (1,876,400)

                                  UC HUB GROUP, INC.
                         Consolidated Statements of Cash Flows



                                                                 Three months ended
                                                                     October 31,
                                                                  2004         2005
                                                              ------------  ----------
OPERATING ACTIVITIES
    Net (loss)                                                $  (339,419)  $(303,909)
    Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
      Depreciation                                                  7,968           -
      Acquisition costs                                            33,474           -
      Non-cash compensation                                        17,011           -
      Allowance for bad debt                                      200,757           -
    Changes in:
      Accounts receivable                                        (132,646)    147,879
      Other current assets                                           (425)          -
      Deposits                                                          -     207,752
      Accounts payable                                            119,212        (700)
      Accrued interest                                             11,093     (42,706)
      Other Current Liabilities                                               (20,835)
                                                              ------------  ----------
        Net cash (used in) operating activities                   (82,975)    (12,519)
                                                              ------------  ----------

INVESTING ACTIVITIES
        Net cash (used in) investing activities                         -       1,100
                                                              ------------  ----------
                                                                              (11,419)
FINANCING ACTIVITIES
        Issuance of notes payable                                  56,000           -
        Common stock subscribed for cash                           75,000           -
        Common Stock Subscribed for Services                                    2,225
                                                              ------------  ----------
        Net cash provided by financing activities                 131,000       2,225
                                                              ------------  ----------

          Net increase (decrease) in cash                          48,025      (9,194)

CASH AT BEGINNING OF YEAR                                          44,320      43,234
                                                              ------------  ----------

CASH AT END OF YEAR                                           $    92,345   $  34,040
                                                              ============  ==========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:
    Interest                                                  $         -   $       -
                                                              ============  ==========
    Income taxes                                              $         -   $       -
                                                              ============  ==========

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES

  Issuance of common stock for services                                     $   2,225
                                                                            ==========

  Preferred shares exchanged for common shares                $         -
                                                              ============

  Issuance of stock and warrants for asset acquisition
  and related costs value assigned to property and equipment  $         -

  Issuance of stock and warrants for asset acquisition,
  Amount charged to acquisition costs                         $         -
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the July 31, 2005 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

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

UC Hub is a communications software development and distribution company with primary interests in digital communications and digitally based products and services necessary to support the corporate vision of the "Digital City." At October 31, 2005, we had two wholly owned subsidiaries and a software division:

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

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $(303,909) and $(339,419) during the three months ended October 31, 2005 and 2004, respectively. The Company's current liabilities exceeded its current assets by $2,214,712 as of October 31, 2004 (see Note C).

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


                                             Three months ended
                                                 October 31,

                                              2004       2005
                                            ---------  ---------
  Sales to external customers:
    Service                                  585,398    225,579
    Systems                                  189,322     75,004
                                            ---------  ---------
      Total  sales to external customers     774,720    300,583
                                            =========  =========

  Cost of goods sold:
    Service                                  442,254    110,191
    Systems                                  123,672     29,065
                                            ---------  ---------
      Total cost of goods sold               565,926    139,256
                                            =========  =========

  Depreciation and amortization:
    Service                                    4,880
    Systems                                    3,088
                                            ---------  ---------
      Total depreciation and amortization      7,968          -
                                            =========  =========

  General and administrative expenses:
    Service                                  452,780    416,985
    Systems                                   49,834     48,251
                                            ---------  ---------
      Total general and administrative       502,614    465,236
                                            =========  =========

  Capital expenditures:
    Service                                        -          -
    Systems                                   37,500          -
                                            ---------  ---------
      Total capital expenditures              37,500          -
                                            =========  =========

  Operating income (loss):
    Service                                 (337,678)
    Systems                                   10,384          -
                                            ---------  ---------
      Total operating income (loss)         (327,294)  (303,909)
                                            =========  =========

  Segment assets:
    Service                                  354,220    227,704
    Systems                                   35,156     37,728
                                            ---------  ---------
      Total segment assets                   389,376    265,432
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

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $303,909 and $339,419 during the three months ended October 31, 2005 and 2004, respectively. The Company's current liabilities exceeded its current assets by $165,812 as of October 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking." Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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


COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2005 TO THE THREE MONTHS ENDED OCTOBER 31, 2004

     Revenue. Our total revenue was $300,583 for the three-month period ended October 31, 2005, a decrease of $474,137 or approximately 66 percent compared to $774,720 for the same period ended October 31, 2004. Our wholly owned subsidiary, AllCom USA, Inc., began implementing the AllCom Systems in this quarter and its sales and servicing efforts produced an increase in our total revenue. AllCom Systems offers VoIP, Wi-Fi, engineering, cabling and telephone systems to businesses and Digital Cities. We believe that having the flexibility and engineering capability in this very competitive communications marketplace will accelerate our market penetration and assist us in our overall Digital City vision.

     Gross Profit. Our gross profit was $161,327 or approximately 54 percent of sales for the three months ended October 31, 2005, compared to a gross profit of $208,794 or approximately 27 percent of sales for the three months ended October 31, 2004. The increase in gross profit as a percent of sales during the period resulted from the increase in sales from AllCom and the elimination of marginal business, and improved results from ongoing business of the unit. The increase in gross profit in dollars was a result of increased sales, specifically from the AllCom Systems division of AllCom USA.

     Costs and Expenses. Selling, general and administrative ("SG&A") expenses for the three-month period ended October 31, 2005 were $465,236, a decrease of $37,378 or approximately nine percent compared to SG&A expenses of $536,088 during the three month period ended October 31, 2004. The increase is attributable to expenses from the addition of a new division for AllCom which we refer to as AllCom Systems and the requisite staff for this division.

     Acquisition Costs. Acquisition costs were $33,474 during the three months ended October 31, 2004 due to acquiring some of the assets of Integrated Communications for our AllCom Systems division. There were no acquisition costs during the comparable period of the prior year.

     Interest Expense. We incurred no interest expense during the three months ended October 31, 2005 versus $12,125 during the three months ended October 31, 2004, which is an increase of $12,125 or approximately a 100 percent increase.

     Net Loss. Our net loss for the three months ended October 31, 2005 was $303,909, an increase of $35,510 or approximately 12 percent compared to a net loss of $339,419 for the three months ended October 31, 2004. The net loss was attributable to the acquisitions, expansion , bad debt, and on going capitalization needs.

     Our net loss per common share (basic and diluted) was ($0.03) for the three months October 31, 2005 compared to a net loss per common share of ($0.07) for the three months ended October 31, 2004.

     The weighted average number of outstanding shares was 10,500 and 4,618,977 for the three months ended April 30, 2005 and 2004, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of October 31, 2005, we had a working capital deficit of $2,165,812. We generated a deficit in cash flow from operations of ($12,519) for the three month period ended October 31, 2005. The deficit in cash flow from operating activities is largely attributable to our net loss of $303,909, adjusted for changes in the components of working capital amounting to a use of cash of $9,194.

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

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. Our net loss for the three months ended October 31, 2005 was $303,909, an increase of $35,510 or approximately 12 percent compared to a net loss of $339,419 for the three months ended October 31, 2004. The improvement in the generation of net income was due primarily to a significant decrease in expenses that were being duplicated by our operating companies throughout most of the fiscal year July 31, 2003, a diminished bad debt quotient and improved margins from on going business.

     The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

     Our independent certified public accountants have stated in their report included in our July 31, 2005 Form 10-KSB, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

     AllCom Systems has signed agreements to provide telephone installations in St. Mary's Health Network located in Reno, Nevada. The new sales are expected to generate revenues in excess of $200,000.

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

     AllCom USA was defrauded by a customer during this reporting quarter. The accounts receivable as of October 31, 2005 is $214,633 against which we have reserved the amount of $42,556.

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

     None.

ITEM  2.  CHANGES  IN  SECURITIES.

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.

EXHIBIT                                          IDENTIFICATION OF EXHIBIT
  NO.
31.1**   Certification of Larry Wilcox, Chief Executive Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2**   Certification of Larry Wilcox, Chief Financial Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1**   Certification of Larry Wilcox, Chief Executive Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2**   Certification of Larry Wilcox, Chief Financial Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

________
*   Previously Filed
**  Filed Herewith

(b)      Reports on Form 8-K.

o        None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated January 20, 2006.

                                      UC HUB GROUP, INC.



                                      By  /s/ Larry Wilcox
                                        ----------------------------------------
                                          Larry Wilcox,
                                          President and Chief Executive Officer