Form 10QSB
period 2006-01-31
UC Hub Group Inc
filed 2006-03-21
CIK 1072935

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended January 31, 2006

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

                                 (909) 586-3715
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2006, the issuer had 22,890,936 shares of common stock issued and outstanding.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                     UC  HUB GROUP, INC.
                                  Consolidated Balance Sheet
                                         (Unaudited)

                                                                                  January 31,
                                                                                     2006
                                                                                 -------------
                                           ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $     47,841
   Accounts Receivable, net of allowance of $57,053                                   105,609
   Inventory                                                                            2,492
   Other current assets                                                                30,664
                                                                                 -------------
Total current assets                                                                  186,606

Property and equipment, net of accumulated
   depreciation of $40,864                                                             37,548

                                                                                 -------------
Total assets                                                                     $    224,154
                                                                                 =============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                         $  2,057,937
   Notes payable                                                                      678,534
                                                                                 -------------

      Total current liabilities                                                     2,736,471
                                                                                 -------------


Total Liabilities                                                                   2,736,471

Stockholders' deficit
   Convertible Preferred stock, 5,000,000 shares authorized, $0.001 par value
      per share; 2,703,327 shares issued and outstanding at January 31, 2006            2,704
   Common stock, .001 par value 100,000,000 shares authorized,
      22,890,936 shares issued and outstanding at January  31, 2006                    22,890
   Stock subscription payable                                                          18,900
   Deferred compensation                                                              142,825
   Additional paid-in capital                                                      14,756,855
   Accumulated (deficit)                                                          (17,193,347)

      Total stockholder's deficit                                                  (2,512,317)

                                                                                 -------------
Total liabilities and stockholders' deficit                                      $    224,154
                                                                                 =============

The accompanying notes are an integral part of these financial statements.

                                              UC HUB GROUP, INC.
                                        Consolidated Statement of Losses
                                                  (Unaudited)

                                                   For the Three Months Ended       For the Six Months Ended
                                                           January 31,                      January 31,
                                                     2005             2006            2005            2006
                                                ---------------  --------------  ---------------  -------------
Revenues                                        $      747,100   $      11,788   $    1,448,884   $    312,371

Cost of Sales                                          570,703           6,536        1,104,646        140,792
                                                ---------------  --------------  ---------------  -------------

Gross Profit                                           176,397           5,252          344,238        171,579

Selling, general, and administrative expenses          220,879          35,575          723,493        505,311
Acquisition costs                                            -               -           33,474
                                                ---------------  --------------  ---------------  -------------

Total operating expenses                               220,879          35,575          756,967        505,311
                                                ---------------  --------------  ---------------  -------------

Loss before other income and expense                   (44,482)        (30,323)        (412,729)      (334,232)

Other income (expense):
   Interest income (expense)                           (58,542)              -          (70,667)             -

   Net Loss                                     $     (103,024)  $     (30,323)  $     (483,396)  $   (334,232)
                                                ===============  ==============  ===============  =============

NET LOSS PER COMMON SHARE
   Profit (Loss) from operations
   Loss from discontinued operations
   Net loss                                     $        (0.02)  $       (0.01)  $        (0.09)  $      (0.03)
                                                ===============  ==============  ===============  =============

PER SHARE INFORMATION -
  BASIC AND FULLY DILUTED
  Weighted average shares outstanding                5,720,545      12,500,000        5,213,239     12,500,000
                                                ===============  ==============  ===============  =============

The accompanying notes are an integral part of these financial statements.

                              UC  HUB GROUP, INC.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               Six months ended
                                                                 January  31,
                                                               2005        2006
                                                            ----------  ----------
OPERATING ACTIVITIES
    Net loss                                                $(483,396)  $(334,232)
    Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
        Depreciation                                           16,503           -
        Acquisition costs                                      33,474           -
        Interest expense                                       70,667           -
        Allowance for bad debt                                200,757           -
    Changes in:
        Accounts receivable                                  (588,349)    217,935
        Inventory                                              (2,492)          -
        Other current assets                                     (425)       (700)
        Deposits                                                    -           -
        Accounts payable                                      564,684     (95,436)
        Freight                                                             4,579
        Notes Payable                                                     (18,966)
                                                            ----------  ----------
            Net cash used in operating activities            (188,577)   (226,820)
                                                            ----------  ----------

FINANCING ACTIVITIES
            Issuance of notes payable                         108,500     108,000
            Proceeds of short-term borrowing                   56,000     121,202
            Sale of common stock for cash                           -       2,225
            Common stock subscribed for cash                   75,000           -
                                                            ----------  ----------
            Net cash provided by financing activities         239,500     231,427
                                                            ----------  ----------

                Net increase (decrease) in cash                50,923       4,607

CASH AT BEGINNING OF YEAR                                      44,320      43,234
                                                            ----------  ----------

CASH AT END OF YEAR                                         $  95,243   $  47,841
                                                            ==========  ==========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:
    Interest                                                $       -   $       -
                                                            ==========  ==========
    Income taxes                                            $       -   $       -
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month and six-month periods ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the July 31, 2005 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

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

UC Hub is a communications software development and distribution company with primary interests in digital communications and digitally based products and services necessary to support the corporate vision of the "Digital City." At January 31, 2006, we had two wholly owned subsidiaries and a software division:

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

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $30,323 and $103,024 during the three months ended January 31, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets by $2,549,865 as of January 31, 2006 (see Note E).

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

                                  Three months ended January 31,        Six months ended January 31,
                               ------------------------------------  ----------------------------------
                                     2005               2006               2005              2006
                               ----------------  ------------------  ----------------  ----------------
Net loss, as reported          $      (103,024)  $          11,788   $      (483,396)  $      (334,232)
Compensation recognized under
APB No. 25                                 205                   0               205                 0
Compensation recognized under
SFAS 123                                  (485)                  0              (485)                0
                               ----------------  ------------------  ----------------  ----------------

Pro forma net loss             $      (102,744)  $          11,788   $      (483,676)  $      (334,232)
                               ================  ==================  ================  ================

Pro forma loss per share       $         (0.02)  $           (0.01)  $         (0.09)  $         (0.03)
                               ================  ==================  ================  ================

AMOUNT  DUE  TO  OFFICER

The CEO and President of the Company continues to invest his personal capital into the company by making loans. In addition to these loans the CEO has not drawn down his full salary according to his employment agreement. As of January 31, 2006, the Company owes Mr. Wilcox a net amount of $631,269.


ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts payable and accrued liabilities at January 31, 2005 consist of the following:

Accounts Payable             1,129,388
Due to Chief Executive         631,269
Sales taxes and fees           170,954
Accrued payroll and related          -
Other accrued liabilities            -
Accrued interest                44,371
                             ---------
                             1,975,982
                             =========


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

                                           Three months ended      Six months ended
                                               January 31,            January 31,

                                             2005       2006       2005        2006
                                          ---------  ---------  ----------  ----------
Sales to external customers:
  Service                                  374,421      5,200     886,883     151,000
  Systems                                  372,679      6,588     562,001     161,371
                                          ---------  ---------  ----------  ----------
    Total  sales to external customers     747,100     11,788   1,448,884     312,371
                                          =========  =========  ==========  ==========

Cost of goods sold:
  Service                                  289,494      3,100     699,765      84,792
  Systems                                  281,209      3,436     404,881      56,000
                                          ---------  ---------  ----------  ----------
    Total cost of goods sold               577,703      6,536   1,104,646     140,792
                                          =========  =========  ==========  ==========

Gross Profit:
  Service                                   91,350      2,600     185,000     100,500
  Systems                                   85,047      2,652     159,238      71,079
                                          ---------  ---------  ----------  ----------
    Total gross profit                     176,397      5,252     324,238     171,579


General and administrative expenses,
Including sales taxes and fees:
  Service                                  198,979     32,075     651,759     455,811
  Systems                                   21,900      3,500      71,734      50,000
                                          ---------  ---------  ----------  ----------
    Total general and administrative       220,879     35,575     723,493     505,811
                                          =========  =========  ==========  ==========

  Sales Taxes and Fees:
  Service                                        -         -      319,659           -
  Systems                                        -         -            -           -
  Total sales  taxes and fees                    -         -      319,659           -
                                          ---------  ---------  ----------  ----------

Acquisition costs:
  Service                                        -         -            -           -
  Systems                                        -         -       33,474           -
                                          ---------  ---------  ----------  ----------
    Total depreciation and amortization          -         -       33,474           -
                                          =========  =========  ==========  ==========


Capital expenditures:
  Service                                         -         -           -           -
  Systems                                         -         -      37,500           -
                                          ---------  ---------  ----------  ----------
    Total capital expenditures                    -         -      37,500           -
                                          =========  =========  ==========  ==========

Operating income (loss):
  Service                                 (114,052)  (100,500)   (464,641)   (301,232)
  Systems                                   69,570     70,177      51,912     (33,000)
                                          ---------  ---------  ----------  ----------
    Total operating income (loss)          (44,482)   (30,323)   (412,729)   (334,232)
                                          =========  =========  ==========  ==========

Segment assets:
  Service                                  376,527    100,000
  Systems                                  465,407    124,154
                                          ---------  ---------
    Total segment assets                   841,934    224,154
                                          =========  =========

NOTE C - SALES TAXES AND FEES

During the three months ended January 31, 2006, the Company determined that there is a liability for sales taxes and fees collected on telephone services sold. At January 31, 2006, the Company estimates the amount of this liability to be approximately $170,954.

NOTE D - NOTES PAYABLE

In December 2004, we issued a note payable in the amount of $50,000. As incentive for making this loan to the Company we also provided the lender with 15,000 shares of restricted stock with a value of $3,900. This amount is charged to interest expense and credited to common stock subscribed during the three months ended January 31, 2005. In December 2005, we issued two notes payable totaling $75,000 with options to convert to stock at a 20% discount off the market price at time of conversion.
In December 2005, an additional note was issued to Mobilepro for $83,000.

NOTE E - CAPITAL STOCK

ETI transaction and preferred stock exchanged for common stock
--------------------------------------------------------------

On March 5, 2004, the Company entered into an Agreement and Plan of Merger ('Agreement") with Expertise Technology Innovation, Inc("ETI") an inactive publicly registered shell corporation with no significant assets or operations. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in. substance the Agreement is a recapitalization of the Company's capital structure.

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

Stock Options
-------------

In January 2005, the Company's Chief Executive Officer received options to purchase 1,500,000 shares of the Company's stock at a price of $0.16. These options vest over a three-year period, and have a term of ten years. The 946,875 options previously held by the Chief Executive Officer were cancelled. The
Company valued the options at $150,000 and charged this amount to deferred compensation during the three months ended January 31, 2006. This amount will be amortized over the vesting period of the options, or 3 years. During the 3 months ended January 31, 2006, the Company amortized the amount of $205.

NOTE F - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $30,323 and $103,024 during the three months ended January 31, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets by $2,549,865 as of January 31, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING INFORMATION

Much of the discussion in this Item is "forward looking". Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended July 31, 2005.

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

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2006 TO THE THREE MONTHS ENDED JANUARY 31, 2005

REVENUE. Our total revenue was $11,788 for the three month period ended January 31, 2006, a decrease of $735,312 or approximately 98 percent compared to $747,100 for the three month period ended January 31, 2005. Our wholly owned subsidiary.

GROSS PROFIT. Our gross profit was $5,252 or approximately 68 percent of sales for the three months ended January 31, 2006, compared to a gross profit of $176,397 or approximately 24 percent of sales for the three months ended January 31, 2005. The increase in gross profit as a percent of sales and the decrease in gross profit in dollars during the period both resulted from the decrease in sales from AllCom and the elimination of marginal business, and improved results from ongoing business of the unit.

COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the three-month period ended January 31, 2006 were $35,575, a decrease of $185,304 or approximately 85 percent compared to SG&A expenses of $220,879 during the three month period ended January 31, 2005. The decrease is attributable to the inclusion of the Costs and expenses of AllCom Systems offset by head office cost reductions.

INTEREST EXPENSE. We incurred interest expense of $2,004 during the three months ended January 31, 2006 versus $58,542 during the three months ended January 31, 2005, which is a decrease of $56,538. The decrease is a result of the amortization of the discounts on notes payable resulting from beneficial conversion features and warrants offered as an inducement to the lender. The increase is also a result of an increase in the amount of debt outstanding during the three months ended January 31, 2006.

NET LOSS. For the above reasons, our net loss for the three months ended January 31, 2006 was $30,323, a decrease of $72,701 or approximately 70 percent compared to a net loss of $103,024 for the three months ended January 31, 2005.

Our net loss per common share (basic and diluted) was $0.01 for the three months January 31, 2006 compared to a net loss per common share of $0.02 for the three months ended January 31, 2005.

The weighted average number of outstanding shares was 12,500,000 and 5,720,545 for the three months ended January 31, 2006 and 2005, respectively.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 31, 2006 TO THE SIX MONTHS ENDED JANUARY 31, 2005

REVENUE. Our total revenue was $312,371 for the six-month period ended January 31, 2006, a decrease of $1,136,513 or approximately 75 percent compared to $1,448,884 for the six months ended January 31, 2005.

GROSS PROFIT. Our gross profit was $171,579 or approximately 55 percent of sales for the six months ended January 31, 2006, compared to a gross profit of $344,238 or approximately 24 percent of sales for the six months ended January 31, 2005. The increase in gross profit as a percent of sales and the decrease in gross profit in dollars during the period resulted from the decrease in sales from AllCom and the elimination of marginal business, and improved results from ongoing business of the unit.

COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the six month period ended January 31, 2006 were $505,311, a decrease of $218,182 or approximately 29 percent compared to SG&A expenses of $723,493 during the six month period ended January 31, 2005. The decrease is attributable to the inclusion of the Costs and expenses of AllCom Systems, a reserve for bad debts of $31,476.64, together partially offset by head office cost reductions.

ACQUISITION COSTS. Acquisition costs were $0 during the six months ended January 31, 2006.

INTEREST EXPENSE. We incurred interest expense of $4,928 during the six months ended January 31, 2006 compared to $70,667 during the six months ended January 31, 2005, which is a decrease of $65,739. The decrease is a result of the amortization of the discounts on notes payable resulting from beneficial conversion features and warrants offered as an inducement to the lender. The increase is also a result of a large amount of debt outstanding during the six months ended January 31, 2006.

NET LOSS. For the above reasons, our net loss for the six months ended January 31, 2006 was $334,232, a decrease of $149,164 or approximately 15 percent compared to a net loss of $483,396 for the six months ended January 31, 2005.

Our net loss per common share (basic and diluted) was $0.03 for the six months ended January 31, 2006 compared to a net loss per common share of $0.09 for the six months ended January 31, 2005.

The weighted average number of outstanding shares was 12,500,000 and 5,213,239 for the three months ended January 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2006, we had a working capital deficit of $2,549,865. We generated cash flow from operations of (226,820) for the six month period ended January 31, 2006. The cash flow from operating activities is largely attributable to our net loss of (334,232).

We met our cash requirements during the period through proceeds from the issuance of notes payable for cash of $108,000, short term borrowing of $121,202, and the sale of our common stock in the amount of $2,225.

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

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. Our net loss for the six months ended January 31, 2006 was $(334,232), an increase of $78,497 or approximately 16 percent compared to a net loss of ($483,386) for the six months ended January 31, 2005.

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

RECENT DEVELOPMENTS

eSAFE has completed its interface with Meta Payment Systems a Mastercard issuing bank and eCommLink as a processor. eSAFE is presently also working with FSV and GTP as processors.

eSAFE is now being run directly by the CEO, as Alice Kong is no longer with the Company. The Company has some immediate momentum due to Management's new direction and the veteran consultants and the Company believes it is now ahead of schedule on the past projections of deals. Just one of these new contracts in this space resulted in immediate six figure volume payroll card contracts and International deals in West Africa. Management has begun strategically leveraging the entertainment industry and has also begun negotiations for a deal with Viacom, MTV,a Direct Response TV Company. Concurrently management is preparing to implement a program for a call center, and a mobile phone platform that will use the eSAFE card as a compliment to their mobile transaction software.

eSAFE also added a complete web based bill payment system where the consumer can pay all bills here.

eSAFE has begun updating all web interfaces in .net and will provide interfaces for FSV and eCommLink and Pay All Bills Here.

eSAFE is presently working on finalizing deals with Green Dot, and MoneyGram and a strategic Money Services Business arrangement that will give them thousands of domestic load stations. Internationally eSAFE has strategically aligned with the West African Fed Ex facilities and has begun issuing an International card in those locations.

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

On May 25, 2004, in Cause No. 04-0553, at the American Arbitration Association located in Denver, Colorado, we reached a favorable settlement of the litigation with Qwest Communications, Inc. and the disposition of the claimed $1,070,000 obligation to Qwest. This settlement required us to pay a $50,000 settlement fee, which has been paid. We recorded a gain of $1,022,238 on legal settlement as a result of this ruling during the 12 months ended July 31, 2004. As part of the same settlement, our wholly owned subsidiary, AllCom USA, agreed to pay Qwest the sum of $130,477.17 representing previously incurred debt pursuant to a promissory note which was due on November 24, 2004. Although we have not paid the AllCom note, Qwest has agreed verbally to extend the terms of the AllCom note for a period of up to 180 days. As of the date of this report, we have verbally agreed with Qwest to pay the note over the next three months by making payments in March, April and May of 2005. As of the date of this report, we have made the first payment. We made the payment and have agreed to pay the balance upon the next round of capital infusion.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended January 31, 2006, 983,910 shares of our common stock were issued in exchange for 327,970 shares of our preferred stock in connection with the Agreement and Plan of Merger dated May 28, 2003, whereby New ETI, Inc., a California corporation, and a wholly owned subsidiary of Expertise Technology Innovation, Inc., merged with and into United Communications Hub, Inc., a California corporation, with United Communications Hub continuing as the surviving corporation and as our wholly owned subsidiary.

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

DATED  MARCH 20, 2006.

                               UC HUB GROUP, INC.



                         By  /s/ Larry Wilcox
                           ----------------------------------------
                             Larry Wilcox,
                             Chief Executive Officer and Chief Financial Officer