Form 10QSB
period 2006-04-30
UC Hub Group Inc
filed 2006-06-15
CIK 1072935

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended April 30, 2006

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 001-15665


                               UC HUB GROUP, INC.
                 (Name of small business issuer in our charter)

                  NEVADA                                 88-0389393
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

    285 E. WARM SPRINGS ROAD, SUITE 105                    89119
            LAS VEGAS, NEVADA                            (Zip Code)
 (Address of principal executive offices)

                                 (909) 586-3715
                          (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2006, the issuer had 24,530,753 shares of common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                     UC  HUB GROUP, INC.
                                  Consolidated Balance Sheet
                                         (Unaudited)


                                                                                   April 30,
                                                                                     2006
                                                                                 -------------
                                            ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                    $     13,576
    Notes Receivable - Officer                                                        613,694
    Inventory                                                                               0
    Other current assets                                                                6,411
                                                                                 -------------
Total current assets                                                                  633,681

Property and equipment, net of accumulated
    depreciation of $49,935                                                            33,739

                                                                                 -------------
Total assets                                                                     $    667,420
                                                                                 =============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                        $  2,569,007
    Notes payable                                                                     529,071
                                                                                 -------------

Total current liabilities                                                           3,088,078
                                                                                 -------------


Total Liabilities                                                                   3,088,078

Stockholders' deficit
    Convertible Preferred stock, 5,000,000 shares authorized, $0.001 par value
        per share; 4,821,951 shares issued and outstanding at April 30, 2006            4,822
    Common stock, .001 par value 100,000,000 shares authorized,
        24,530,753 shares issued and outstanding at April  30, 2006                    24,531
    Stock subscription payable                                                         10,000
    Additional paid-in capital                                                     14,887,806
    Accumulated (deficit)                                                         (17,347,817)

        Total stockholder's deficit                                                (2,420,658)

                                                                                 -------------
Total liabilities and stockholders' deficit                                      $    667,420
                                                                                 =============

The accompanying notes are an integral part of these financial statements.

                                              UC HUB GROUP, INC.
                                        Consolidated Statement of Losses
                                                  (Unaudited)

                                         For the Three Months Ended       For the Nine Months Ended
                                                   April 30,                      April 30,
                                            2005             2006            2005            2006
                                        ---------------  --------------  ---------------  -------------
Revenues                               $      935,804   $       7,048   $    2,420,536   $    302,102

Cost of Sales                                 491,584          36,697        1,788,456        370,198
                                       ---------------  --------------  ---------------  -------------

Gross Profit                                  444,220         (29,649)         632,080        (68,096)

Selling, general,                             527,847         120,821        1,404,441        590,776
and administrative expenses
Acquisition costs                                   -               -                -               -
                                       ---------------  --------------  ---------------  -------------

Total operating expenses                      527,847         120,821        1,404,441        590,776
                                       ---------------  --------------  ---------------  -------------

Loss before other income                      (83,627)       (150,470)        (772,360)      (658,872)
   and expense
Other income (expense):
   Interest income (expense)              -              -                 -            296

   Net Loss                            $      (83,627)  $    (150,470)  $     (772,360)  $   (658,576)
                                       ===============  ==============  ===============  =============

NET LOSS PER COMMON SHARE
   Profit (Loss) from operations
   Loss from discontinued operations
   Net loss                            $        (0.01)  $       (0.01)  $        (0.15)  $      (0.03)
                                        ===============  ==============  ==============  =============

PER SHARE INFORMATION -
  BASIC AND FULLY DILUTED
  Weighted average shares                    5,720,545      24,530,753        5,213,239     24,530,753
  outstanding                           ===============  ==============  ===============  =============

The accompanying notes are an integral part of these financial statements.

                               UC HUB GROUP, INC.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               Nine months ended
                                                                 April  30,
                                                               2005        2006
                                                          ------------  -----------
OPERATING ACTIVITIES
    Net loss                                                $(772,360)  $(658,576)
    Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
    Changes in:
        Accounts receivable                                   145,244     299,926
        Notes Receivable                                     (114,400)    (32,737)
        Other current assets                                   (2,492)          -
        Deposits                                               (7,000)       (700)
        Accounts payable                                      628,775    (200,718)
        Stock Payable                                          75,000           -
        Notes Payable                                          79,000     (18,966)
                                                          ------------  -----------
            Net cash used in operating activities             270,067    (210,335)
                                                          ------------  -----------

FINANCING ACTIVITIES
            Issuance of notes payable                         (50,000)          -
            Retained Earnings                                      -    179,462
                                                          ------------  -----------
            Net cash provided by financing activities         (50,000)   179,462
                                                          ------------  -----------
INVESTING ACTIVITIE
            Accumulated Depreciation                            9,071           -
            Freight                                               746       1,093
                                                          ------------  -----------
            Net Cash provided by Investing Activities           9,817       1,093
                                                          ------------  -----------

Net increase (decrease) in cash                               229,884     (29,780)

CASH AT BEGINNING OF YEAR                                      44,886      43,356
                                                          ------------  -----------

CASH AT END OF YEAR                                         $ 274,771   $  13,576
                                                          ============  ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:
    Interest                                                $       -   $       -
                                                          ============  ===========
    Income taxes                                            $       -   $       -
                                                          ============  ===========

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES

    Issuance of stock and warrants for asset acquisition
      and related costs assigned to property and equipment  $      -   $       -
                                                          ============  ===========

    Issuance of stock and warrants for asset acquisition,
      amount charge to acquisition costs                    $      -   $       -
                                                          ============  ===========

    Issuance of shares as inducement for loan               $      -   $       -
                                                          ============  ===========

    Fair value of warrants issued with promissory note      $      -   $       -
                                                          ============  ===========

    Beneficial conversion feature of convertible note       $      -   $       -
                                                          ============  ===========

    Convert note payable to common stock subscribed         $      -   $       -
                                                          ============  ===========

    Value of options issued to the Company's president      $      -   $       -
                                                          ============  ===========

NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSBSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month and nine-month periods ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the July 31, 2005 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION
----------------------------------

UC Hub Group Inc. ("Company" or "UC Hub") was formed on February 22, 1999 and is a Nevada Corporation.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, AllCom USA, Inc and eSAFE, Inc. Significant inter-company transactions have been eliminated in consolidation.

UC Hub is a communications software development and distribution company with primary interests in digital communications and digitally based products and services necessary to support the corporate vision of the "Digital City." At April 30, 2006, we had two wholly owned subsidiaries and a software division:

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

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $150,470 and $83,627 during the three months ended April 30, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets by $3,047,419 as of April 30, 2006 (see Note E).

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

                                  Three months ended April 30,        Nine months ended April 31,
                               ------------------------------------  ---------------------------------
                                     2005               2006               2005              2006
                               ----------------  ------------------  ----------------  ---------------
Net loss, as reported          $       (83,672)  $        (150,470)  $      (772,360)  $     (658,576)
Compensation recognized under
APB No. 25                                 205                   0               205                 0
Compensation recognized under
SFAS 123                                  (485)                  0              (485)                0
                               ----------------  ------------------  ----------------  ----------------

Pro forma net loss             $       (83,952)  $        (150,470)   $     (772,640)  $     (658,576)
                               ================  ==================  ================  ===============

Pro forma loss per share       $         (0.01)  $           (0.01)  $         (0.15)  $        (0.03)
                               ================  ==================  ================  ===============

AMOUNT  DUE  TO  OFFICER

The CEO and President of the Company continues to invest and loan his personal capital into the company by making loans. In addition to these loans the CEO has not drawn down his full salary according to his employment agreement. As of April 30, 2006, the Company owes Mr. Wilcox a net amount of $708,000.


ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts payable and accrued liabilities at April 30, 2006 consist of the following:

Accounts Payable             1,048,021
Due to Chief Executive         708,000
Sales taxes and fees            29,477
Accrued payroll and related    739,138
Other accrued liabilities            -
Accrued interest                44,371
                             ---------
                             2,569,007
                             =========

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

                                           Three months ended      Nine months ended
                                               April 30,            April 30,

                                             2005       2006       2005        2006
                                          ---------  ---------  ----------  ----------
Sales to external customers:
  Service                                  380,819      7,048   1,294,768     224,901
  Systems                                  389,129          -     951,129      65,903
                                          ---------  ---------  ----------  ----------
    Total  sales to external customers     769,948      7,048   2,245,897     290,804
                                          =========  =========  ==========  ==========

Cost of goods sold:
  Service                                  348,299        837   1,057,662     276,928
  Systems                                  138,208     35,860     695,727      90,948
                                          ---------  ---------  ----------  ----------
    Total cost of goods sold               486,507     36,697   1,753,389     367,876
                                          =========  =========  ==========  ==========

Gross Profit:
  Service                                   32,520      6,211     237,106     (52,027)
  Systems                                  250,921    (35,860)    255,402     (25,045)
                                          ---------  ---------  ----------  ----------
    Total gross profit                     283,441    (29,649)    492,508    (77,072)


General and administrative expenses,
Including sales taxes and fees:
  Service                                  250,462     22,201     675,325     238,166
  Systems                                        -          -      71,734      50,000
                                          ---------  ---------  ----------  ----------
    Total general and administrative       250,462     22,201     747,059     288,166
                                          =========  =========  ==========  ==========

  Sales Taxes and Fees:
  Service                                        -         -            -           -
  Systems                                        -         -            -           -
  Total sales  taxes and fees                    -         -            -           -
                                          ---------  ---------  ----------  ----------

Acquisition costs:
  Service                                        -         -            -           -
  Systems                                        -         -            -           -
                                          ---------  ---------  ----------  ----------
Total depreciation and amortization          -         -            -

Capital expenditures:
  Service                                         -         -           -           -
  Systems                                         -         -           -           -
                                          ---------  ---------  ----------  ----------
    Total capital expenditures                    -         -           -           -
                                          =========  =========  ==========  ==========

Operating income (loss):
  Service                                 (217,942)   (15,990)    (438,219)  (301,232)
  Systems                                  250,921    (35,860)     183,668    (33,000)
                                          ---------  ---------  ----------  ----------
    Total operating income (loss)           32,979   (51,850)    (254,551)  (334,232)
                                          =========  =========  ==========  ==========

Segment assets:
  Service                                  503,741     34,492
  Systems                                  234,492      2,492
                                          ---------  ---------
    Total segment assets                   738,233     36,984
                                          =========  =========


NOTE C - SALES TAXES AND FEES

During the three months ended January 31, 2006, the Company determined that there is a liability for sales taxes and fees collected on telephone services sold. At April 30, 2006, the Company estimates the amount of this liability to be between $1 million and $2 million.


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


NOTE F - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $150,470 and $83,627 during the three months ended April 30, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets by $3,047,419 as of April 30, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSBSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSBSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended July 31, 2005.

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

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2006 TO THE THREE MONTHS ENDED APRIL 30, 2005

REVENUE. Our total revenue was $7,048 for the three month period ended April 30, 2006, a decrease of $928,756 or approximately 99 percent compared to $935,804 for the three month period ended April 30, 2005. The assets of our wholly-owned subsidiary, Allcom USA, Inc. were sold to MobilePro on September 27, 2005.

GROSS PROFIT. Our gross profit was ($29,649)or approximately (421) percent of sales for the three months ended April 30, 2006, compared to a gross profit of $444,220 or approximately 47.5 percent of sales for the three months ended April 30, 2005. The decrease in gross profit as a percent of sales and the decrease in gross profit in dollars during the period both resulted from the decrease in sales from AllCom.

COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the three-month period ended April 30, 2006 were $120,821, a decrease of $407,026 or approximately 77 percent compared to SG&A expenses of $527,847 during the three month period ended April 30, 2005. The decrease is attributable to the inclusion of the costs and expenses of AllCom Systems in 2005 and by head office cost reductions.

INTEREST EXPENSE. We incurred interest expense of $205 during the three months ended April 30, 2006 versus $573 during the three months ended April 30, 2005, which is a decrease of $368. The decrease is a result of the amortization of the discounts on notes payable resulting from beneficial conversion features and warrants offered as an inducement to the lender.

NET LOSS. For the above reasons, our net loss for the three months ended April 30, 2006 was $150,470, an increase of $66,843 or approximately 80 percent compared to a net loss of $83,627 for the three months ended April 30, 2005.

Our net loss per common share (basic and diluted) was $0.01 for the three months April 30, 2006 compared to a net loss per common share of $0.01 for the three months ended April 30, 2005.

The weighted average number of outstanding shares was 24,530,753 and 5,720,545 for the three months ended April 30, 2006 and 2005, respectively.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 31, 2006 TO THE SIX MONTHS ENDED JANUARY 31, 2005

REVENUE. Our total revenue was $302,102 for the nine-month period ended April 30, 2006, a decrease of $2,118,434 or approximately 87.5 percent compared to $2,420,536 for the nine months ended April 30, 2005.

GROSS PROFIT. Our gross profit was ($68,096) or approximately 122.5 percent of sales for the nine months ended April 30, 2006, compared to a gross profit of $632,080 or approximately 26 percent of sales for the nine months ended April 30, 2005. The decrease in gross profit as a percent of sales and the decrease in gross profit in dollars during the period resulted from the decrease in sales from AllCom and the elimination of marginal business.

COSTS AND EXPENSES. Selling, general and administrative ("SG&A") expenses for the nine month period ended April 30, 2006 were $590,776, a decrease of

$813,665 or approximately 58 percent compared to SG&A expenses of $1,404,441 during the nine month period ended April 30, 2005. The decrease is attributable to the sale of AllCom Systems, and by head office cost reductions.

ACQUISITION COSTS. Acquisition costs were $0 during the six months ended April 30, 2006.

INTEREST EXPENSE. We incurred interest expense of $5,321 during the nine months ended April 30, 2006 compared to $4,822 during the nine months ended April 30, 2005, which is an increase of $499. The increase is a result of a large amount of debt outstanding during the nine months ended January 31, 2006.

NET LOSS. For the above reasons, our net loss for the six months ended April 30, 2006 was $658,576 a decrease of $113,784 or approximately 15 percent compared to a net loss of $772,360 for the nine months ended April 30, 2005.

Our net loss per common share (basic and diluted) was $0.03 for the nine months ended April 30, 2006 compared to a net loss per common share of $0.15 for the nine months ended April 30, 2005.

The weighted average number of outstanding shares was 24,530,753 and 5,213,239 for the nine months ended April 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2006, we had a working capital deficit of $3,047,419. We generated cash flow from operations of (210,335) for the nine month period ended April 30, 2006. The cash flow from operating activities is largely attributable to our net loss of (658,576).

We met our cash requirements during the period through a reduction of Accounts Receivable of $299,926, and an increase in Accounts Payable of $200,718.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in various formats, including and not limited to, the form of equity in order to provide the necessary working capital. We currently have have commitments for financing as we begin to expand UC Hub and sell off some of the existing portfolios of companies. There is no guarantee that we will be successful as these budgets are short term contingent upon sales and benchmarks which are presently ahead of schedule. .

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. Our net loss for the nine months ended April 30, 2006 was $(658,576), a decrease of $113,784 or approximately 15 percent compared to a net loss of ($772,360) for the nine months ended April 30, 2005.

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

RECENT DEVELOPMENTS

eSAfe has signed an agreement to sell the wholly owned subsidiary to another company and the transaction is provided herein with appropriate filings.

THREE Inc has been formed as a new Nevada Corporation and a new wholly owned sub of the parent company, UC Hub. THREE Inc., will be a bundled services provider to a niche market.

OT2 is the municipal government software division and it is the goal to develop this company and some other related software companies into another subsidiary with a focus on Municipal infrastructure that might include software and technology for cities, alternative power, and waste water treatment.

New  staff  and  a  new  Board  of  Directors  are  now  in  place.

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

- Cause No. BC348850; Alice Kong vs. UC Hub Group, Inc., Larry Wilcox and Does 1-100; In the Los Angeles County Superior Court.

- John A. Fee, Travis Horton, Park Cities Dental Associates vs. UC HUB; In the Superior Court of the State of California, San Bernardino County.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended April 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities

Exchange  Act  of  1934:

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


                                       16

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

DATED  June 15, 2006.

                               UC HUB GROUP, INC.




                         By  /s/ Larry Wilcox
                           ----------------------------------------
                             Larry Wilcox,
                             Chief Executive Officer and Chief Financial Officer