Form 10KSB
period 2006-07-31
UC Hub Group Inc
filed 2006-11-13
CIK 1072935

SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                                   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2006.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO
                                    ________

                          COMMISSION FILE NO. 001-15665

                               UC HUB GROUP, INC.
               (Exact name of issuer as specified in its charter)

              NEVADA                                      88-0389393
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  285 EAST WARM SPRINGS ROAD, SUITE 105
            LAS VEGAS, NEVADA                               89119
 (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (888) 883-5893

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
                                                               PAR VALUE
                                                               $0.001 PER SHARE.
                                                               (Title of class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15 (d) of the Exchange Act. [ ]

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year: $318,264.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 30, 2006: $2,144,771.

     State the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2006: 26,269,679.

Documents incorporated by reference: None.

                                TABLE OF CONTENTS

Item 1.   Description of Business . . . . . . . . . . . . . . . . . . . . .   1
-------   -----------------------
Item 2.   Description of Property . . . . . . . . . . . . . . . . . . . . .   10
-------   -----------------------
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   10
-------   -----------------
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . .   10
-------   ---------------------------------------------------
Item 5.   Market for Common Equity and Related Stockholder Matters. . . . .   11
-------   --------------------------------------------------------
Item 6.   Management's Discussion and Analysis or Plan of Operation . . . .   12
-------   ---------------------------------------------------------
Item 7.   Financial Statements  . . . . . . . . . . . . . . . . . . . . . .   15
-------   --------------------
Item 8.   Changes In and Disagreements With Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . .   15
          --------------------
Item 8A.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . .   15
-------   -----------------------
Item 9.   Directors and Executive Officers of the Registrant. . . . . . . .   16
-------   --------------------------------------------------
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . .   20
-------   ----------------------
Item 11.  Security Ownership of Certain Beneficial Owners and Management and
-------   ------------------------------------------------------------------
          Related Stockholder Matters . . . . . . . . . . . . . . . . . . .   22
          ---------------------------
Item 12.  Certain Relationships and Related Transactions. . . . . . . . . .   23
-------   ----------------------------------------------
Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .   23
-------   --------------------------------
Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . .   25
-------   --------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Statements in this Form 10-KSB Annual Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

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

In September 2005 the company sold its interest in AllCom USA to Qwest Communications, Inc. The move was done to consolidate operations and focus on more profitable business.

In April 2006, the company sold its interest in eSafe, Inc., a wholly-owned subsidiary, to PSPP Holdings, Ltd.

BUSINESS

Our overall strategic plan is to continue to develop, add and offer other synergistic services that drive electronic payments and transactions to multiple clients. We believe in the evolution from an Internet-based (web centric) environment of today to a wireless technology (more mobile centric) environment in the future. We expect that this convergence of Internet and wireless technologies will provide economies of scale and ease of use that will support transaction-based and usage-based business. The long-term vision is to support the convergence of biometrics, Internet and wireless technologies (web centric/mobile centric) to enable user-friendly banking and commercial transactions. This will be supported by a usage gateway that facilitates revenue-generating services achieved through industry partnerships and strategic alliances. Our current focus is to service our new municipal software, and OurTown2 clients, while expanding the municipal base, and introduce the passive recurring revenue of transaction-based electronic payments.

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

EMPLOYEES

Currently, we have one employee. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. Considered one of the fastest growing areas in the United States, the Inland Empire area of southern California, where we are located, is expected to provide a ready source of available labor to support our growth.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

Growth by acquisition.

Our business strategy includes the implementation of the Digital City model and subsequently attaining most of our future growth through our ability to successfully execute our acquisition model which is contingent upon our municipal applications directly connected to our digital transactional hub. Any time a company's growth strategy depends on the acquisition of other companies there is substantial risk. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete them, and manage post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities. If the business becomes impaired, there could be partial or full write-offs attributed to the acquisition.

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

Dependence on key employees.

Our business is dependent upon our senior executive officer, Larry Wilcox . Mr. Wilcox understands the Digital distribution hub arena and has positioned us to offer some key vertical services to a Digital City. In the event of future growth in administration, marketing, manufacturing and customer support functions, we will need to increase the depth and experience of our management team by adding new members. Our success will depend to a large degree upon the active participation of our key officers and employees. Loss of services of any of the current officers and directors, especially Mr. Wilcox as he is the author of the Digital City vision and his absence could have a significant adverse effect on our direction, the necessary chronology, operations and prospects. There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2004 and 2005, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $0.65 to a low of $0.05 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity since the price for our common stock may suffer greater declines due to its price volatility.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We lease approximately 1,100 square feet of office space in Las Vegas, Nevada for an annual rental of $6,000. The lease expires on June 30, 2007. We believe that all of our facilities are adequate for current operations for at least the next 12 months. However, we expect that we could locate other suitable facilities at comparable rates, should we need more space.

ITEM 3. LEGAL PROCEEDINGS.

John A. Fee, Travis Horton, Park Cities Dental Associates vs. UC HUB; Case No. RCV093990, In the Superior Court of the State of California, San Bernardino County. Filed on March 21, 2006, the Plaintiff claims his shares should not have been converted and that he didn't get notice of the merger or public hearing. He did not show up at any meetings and it is unclear what the exact basis and nature of his claim is at this point. We intend to defend against the lawsuits vigorously.

We are not engaged in any other material litigation, and we are unaware of any material other claims or complaints that could result in future litigation. We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since the change of control and the change of our corporate name on June 2, 2004, our common stock has been quoted on the OTC Bulletin Board under the symbol "UCHB.OB." Before the change in control, our symbol was "ETIX.OB." The following table sets forth, for the fiscal quarters indicated, the high and low closing prices for our common stock quoted on the OTC Bulletin Board provided by the historical pricing as reflected in http://finance.yahoo.com. These quotations reflect inter-dealer prices, without mark-up, markdown or commission, and may not represent actual transactions.

                                           HIGH    LOW
                 FISCAL 2005
                QUARTER ENDED:
                July 31, 2004              $0.65  $0.65
               October 31, 2004            $0.60  $0.50
               January 31, 2005            $0.35  $0.30
                April 30, 2005             $0.09  $0.08

                 FISCAL 2006
                QUARTER ENDED:
                July 31, 2005              $0.28  $0.27
               October 31, 2005            $0.07  $0.07
               January 31, 2006            $0.10  $0.08
                April 30, 2006             $0.07  $0.07

                 FISCAL 2007
                QUARTER ENDED:
                July 31, 2006              $0.05  $0.05


We currently have 26,269,679 shares of our common stock outstanding and 3,655,000 shares of our Series A preferred stock outstanding. Our shares of common stock are held by approximately 180 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the board deem relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                       NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                       BE ISSUED UPON EXERCISE     EXERCISE PRICE OF     REMAINING AVAILABLE FOR
                       OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    FUTURE ISSUANCE UNDER
                         WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      EQUITY COMPENSATION
PLAN CATEGORY                                                                PLANS (EXCLUDING
                                                                         SECURITIES REFLECTED IN
                                                                               COLUMN (a))
                                 (a)                      (b)                      (c)

EQUITY COMPENSATION               0                       $0                        0
 PLANS APPROVED BY
 SECURITY HOLDERS

 EQUITY COMPENSATION              0                       $0                        0
PLANS NOT APPROVED BY
  SECURITY HOLDERS

       TOTAL                      0                                                 0

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information regarding securities that we have sold during the fiscal year covered by this Annual Report that were not registered under the Securities Act , to the extent not reported on a Form 10-QSB or Form 8-K for the period covered by this Annual Report.

- On January 8, 2006, we issued 835,714 shares of common stock to Art Malone, Jr. for $56,000.

- On April 18, 2006, we issued 25,000 shares of common stock to Carol B. Beals for $1,250.

- On November 10, 2005, we issued 600,000 shares of common stock to Courtland Chelmo for $30,000.

- On April 18, 2006, we issued 50,000 shares of common stock to David E. Dearman for $2,500.

- On April 18, 2006, we issued 50,000 shares of common stock to Marvin R. Stadeli for $2,500.

- On February 27, 2006, we issued 1,000,000 shares of common stock to Richard Lubic for $50,00.

- On September 23, 2005, we issued 100,000 shares of common stock to Russ Harmon for $5,000.

- On March 11, 2006, we issued 214,286 shares of common stock to James Gary Cooper for $15,000.

- On December 1, 2005, we issued 100,000 shares of common stock to Russell Harmon for $5,000.

The use of the proceeds from the sale of our securities and issuance of notes were for general working capital needs and the repayment of debt.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to accredited investors or sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

     All purchasers were provided with access to our filings with the SEC, including the following:

- Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-KSB under the Exchange Act.

- The information contained in an annual report on Form 10-KSB under the Exchange Act.

- The information contained in any reports or documents required to be filed by us under Sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

- A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

There were no purchases of our equity securities by us or any affiliated purchasers during any month within the fourth quarter of the fiscal year covered by this Annual Report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Statements included in this Management's Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to us, and
(ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

Comparison of the Twelve Months Ended July 31, 2006 to the Twelve Months Ended July 31, 2005:

Revenue. Our total revenue was $306,480 for the 12 months ended July 31, 2006 compared to $2,967,949 for the same period ended July 31, 2005, a decrease of $2,661,469 or approximately 90 percent. We sold our wholly-owned subsidiary, AllCom, to Qwest Communications in September 2005 and eSafe, Inc. to PSPP Holdings in April 2006.

Gross Profit. Our gross loss was $63,717 or approximately 21 percent of sales for the 12 months ended July 31, 2006 versus $838,727 or approximately 28 percent of sales for the 12 months ended July 31, 2005. The decrease in gross profit percent during the period resulted from the settlement of the Qwest liability. The decrease in gross profit dollars was the result of reduced sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the 12 months ended July 31, 2006 were $669,782, a decrease of $1,204,521 or approximately 64 percent compared to SG&A of $1,874,303 for the 12 months ended July 31, 2005. The reduction is primarily attributable to the elimination of unprofitable business as described above.

Interest Expense. We incurred $0 of interest expense during the 12 months ended July 31, 2006, compared to interest expense of $5,100 incurred during the 12 months ended July 31, 2005. The decrease is a result of having converted substantially all of our convertible debentures and eliminated the interest expense liability.

Net Income (Loss). Our net loss for the 12 months ended July 31, 2006 was $733,204, a decrease of $302,372 or approximately 29 percent compared to a loss of $1,035,576 for the year ended July 31, 2005. The improvement and generation of net income was due primarily to the elimination of unprofitable business.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2006, we had a working capital deficit of ($834,006). We generated a deficit in cash flow from operations of $1,666,981 for the 12 months ended July 31, 2006. The decrease in cash flow from operating activities for the period was primarily attributable to pay-off of some debt obligations.

We met our cash requirements during the period through proceeds from a long-term debt obligation and Additional Paid-In Capital of $1,453,504. This resulted in net cash provided by financing activities of $1,758,469.

We estimate our business operational expenses during the next 12 months will be approximately $1 million.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm.

     On December 9, 2005, we dismissed our independent auditor, Russell Bedford Stefanou Mirchandani LLP, Certified Public Accountants ("Russell Bedford Stefanou Mirchandani"). The decision to dismiss Russell Bedford Stefanou Mirchandani as our independent registered public accounting firm was approved by our Board of Directors on December 9, 2005.

     The report of Russell Bedford Stefanou Mirchandani on our consolidated financial statements for the year ended July 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle; however, the audit reports for the years ended July 31, 2004 and 2003 contained an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

     During the years ended July 31, 2004 and 2003, and through December 9, 2005, we did not have any disagreements with Russell Bedford Stefanou Mirchandani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Russell Bedford Stefanou Mirchandani, would have caused them to make reference thereto in their report on our consolidated financial statements for such year.

New independent registered public accounting firm.

     On December 9, 2005, we engaged Lawerence Scharfman & Co. as our independent accountants to report on our balance sheet as of July 31, 2005, and the related combined statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint Lawerence Scharfman & Co. was approved by our Board of Directors.

     During our two most recent fiscal years and any subsequent interim period prior to the engagement of Lawerence Scharfman & Co., neither we nor anyone on our behalf consulted with Lawerence Scharfman & Co. regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

     We provided Russell Bedford Stefanou Mirchandani with a copy of the Current Report on Form 8-K with respect to the appointment of new auditors before its filing with the Commission. We requested Russell Bedford Stefanou Mirchandani to furnish us with a letter addressed to the Commission stating whether they agree with the statements made by the Registrant in this Current Report and, if not, stating the respects in which they do not agree. We filed Russell Bedford Stefanou Mirchandani's letter as an Exhibit to the Current Report.

ITEM 8A. CONTROLS AND PROCEDURES.

     The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

     Evaluation of Disclosure and Controls and Procedures.  As of the end of the
     ----------------------------------------------------
period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls Over Financial Reporting. There was no change
     -----------------------------------------------------
in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Our directors and executive officers are:

NAME          AGE                POSITION                 POSITION
                                                         HELD SINCE
Larry Wilcox   57  Chairman, President, Chief Executive        1999
                   Officer, Chief Financial Officer and
                   Director

Our executive officers are elected annually by our board of directors. There are no family relationships among our directors and executive officers.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended July 31, 2006, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

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

The recommended candidate is to be submitted to us in writing addressed to our principal offices in Las Vegas, Nevada. The recommendation is to be submitted by the date specified in Rule 14a-8 of the Exchange Act for submitting stockholder proposals to be included in our annual stockholders' meeting proxy statement.

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

A copy of our code of ethics is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto. We have posted a copy of the code of ethics on our website at www.uchub.net

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 285
E. Warm Springs Road, Las Vegas, Nevada 89119.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to UC Hub Group, Inc. and our subsidiaries for the fiscal years ended July 31, 2006, 2005, and 2004. No other officer had compensation of $100,000 or more for 2006, 2005, and 2004.

                                                  SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                                  ----------------------------------------------------------------------------
                                                                                 AWARDS               PAYOUTS
                                                                       ---------------------------------------
                                                                        RESTRICTED     SECURITIES
                                                        OTHER ANNUAL      STOCK        UNDERLYING      LTIP       ALL OTHER
NAME AND PRINCIPAL                             BONUS    COMPENSATION     AWARD(S)     OPTIONS/SARS    PAYOUTS   COMPENSATION
POSITION                YEAR ($)  SALARY($)     ($)         ($)            (#)            ($)           ($)
Larry Wilcox (1)            2004  $  138,826  $     0  $       10,254  $          0  $            0  $       0  $     149,080

Karen Sharbrough (2)        2004  $   48,000  $     0  $            0  $          0  $            0  $       0  $      48,000

Michael Sharbrough (3)      2004  $   48,000  $     0  $            0  $          0  $            0  $       0  $      48,000

Alice Kong (4)              2004  $   12,500  $     0  $            0  $          0  $            0  $       0  $      12,500

John Cheney (5)             2005  $   66,580  $     0  $            0  $          0  $            0  $       0  $      72,000

     (1) Mr, Wilcox is our Chief Executive Officer, Director and Chief Financial Officer. He signed an employment agreement with us on February 1, 2004 that provides for an annual base salary of $360,000 with discretionary bonuses calculated by our board of directors.

     (2) Ms. Sharbrough was UC Hub Group, Inc's Secretary. Ms. Sharbrough resigned in 2005.

     (3) Mr. Sharbrough was one of UC Hub Group, Inc's Director. Mr. Sharbrough resigned in 2005.

     (4) Ms. Kong was eSAFE, Inc's President. She signed an employment agreement with us on June 1, 2004 that provides for an annual base salary of $150,000. In the near future employee will negotiate a bonus incentive program derived from company's performance. Ms. Kong resigned in 2005.

     (5) Mr. Cheney was AllCom USA's Vice President of Sales. He signed an employment agreement with us on February 1, 2003 that provides for an annual base salary of $72,000 with discretionary bonuses calculated by our board of directors. Mr. Cheney resigned in 2005.

STOCK OPTION AND STOCK APPRECIATION RIGHTS

None

OPTION EXERCISES AND HOLDINGS

There were no Option Exercises that were activated or exercised.

The compensation program for our executives consists of three key elements:

-    A base salary,

-    A performance bonus, and

-    Periodic grants and/or options of our common stock.

Base Salary. The chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the chief executive officer. For fiscal 2006, the following base salary was paid to our executive officers:

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
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2006, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                     COMMON STOCK       PREFERRED STOCK
                                                     BENEFICIALLY         BENEFICIALLY
                                                      OWNED  (2)            OWNED (3)
                                                   ----------------  ---------------------
NAME  AND  ADDRESS OF BENEFICIAL OWNER (1)          NUMBER  PERCENT     NUMBER     PERCENT
------------------------------------------         -------  -------  ------------  -------
Larry Wilcox (4) . . . . . . . . . . . . .         793,347     15.5  1,616,944.33     48.9
Beth Herold. . . . . . . . . . . . . . . .             -0-      -0-    912,961.67    27.62
                                                   -------  -------  ------------  -------
All directors and officers as a group (6 persons)  793,347     15.5     2,529,906    76.52
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company currently owes $565,679 to Larry Wilcox, its Chief Executive Officer, for unpaid salary.

CHANGE OF CONTROL

See Item 1 above.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Financial Statement Schedules.

None.

(b) Exhibits

EXHIBIT                     IDENTIFICATION OF EXHIBIT
 31.1**  CERTIFICATION OF LARRY WILCOX, CHIEF EXECUTIVE OFFICER OF UC HUB GROUP, INC.,
         PURSUANT TO 18 U.S.C.
         SEC.1350, AS ADOPTED PURSUANT TO SEC.302 OF THE SARBANES-OXLEY ACT OF 2002.
 31.2**  CERTIFICATION OF LARRY WILCOX, CHIEF FINANCIAL OFFICER OF UC HUB GROUP, INC.,
         PURSUANT TO 18 U.S.C.
         SEC.1350, AS ADOPTED PURSUANT TO SEC.302 OF THE SARBANES-OXLEY ACT OF 2002.
 32.1**  CERTIFICATION OF LARRY WILCOX, CHIEF EXECUTIVE OFFICER OF UC HUB GROUP, INC.,
         PURSUANT TO 18 U.S.C.
         SEC.1350, AS ADOPTED PURSUANT TO SEC.906 OF THE SARBANES-OXLEY ACT OF 2002.
 32.2**  CERTIFICATION OF LARRY WILCOX, CHIEF FINANCIAL OFFICER OF UC HUB GROUP, INC.,
         PURSUANT TO 18 U.S.C. SEC.1350, AS ADOPTED PURSUANT TO SEC.906 OF THE SARBANES-OXLEY
         ACT OF 2002.

* Previously Filed
** Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by Lawrence Scharfman CPA PA for professional services rendered for the audit of our annual financial statements for fiscal year ended July 31, 2006 were $22,700.

AUDIT-RELATED FEES

There were no aggregate audit-related fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended July 31, 2005.

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

Date: November 13, 2006.

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

           Signature                         Title                        Date
-------------------------------  -----------------------------  -----------------------
                                            Chairman
       /s/ Larry Wilcox              Chief Executive Officer        November 13, 2006
         Larry Wilcox                Chief Financial Officer


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                             JULY 31, 2006 AND 2005

                               UC HUB GROUP, INC

                                         UC HUB GROUP, INC.
                                   Index to Financial Statements

-------------------------------------------------------------------------------------------------

                                                                                       Page
                                                                                  ---------------
Consolidated Balance Sheet as of  July 31, 2006                                        F - 4
Consolidated Statement of Losses for the Years Ended July 31, 2006 and 2005            F - 5
Consolidated Statement of Deficiency in Stockholders' Equity for the Two Years
Ended July 31, 2006                                                                    F - 6
Consolidated Statements of Cash Flows for the Years Ended July 31, 2006 and 2005       F - 7
Notes to  Consolidated Financial Statements                                       F - 8 to F - 22

                        LAWRENCE SCHARFMAN & CO., CPA P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS

18 E. SUNRISE HIGHWAY, #203                               9608 HONEY BELL CIRCLE
FREEPORT, NY 11520                                       BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900                              TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598                              FACSIMILE: (561) 740-0613


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Board of Directors
UC Hub Group, Inc. and Subsidiaries Rancho Cucamonga, California

We have audited the accompanying consolidated balance sheet of UC Hub Group Inc as of July 31, 2006 and the related statements of losses, deficiency in stockholders equity and cash flows for the year ended July 31,2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position OF UC Hub Group Inc. as at July 31, 2006 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                        /s/ Lawrence Scharfman
                                        LAWRENCE SCHARFMAN CPAPA
                                        CERTIFIED PUBLIC ACCOUNTANTS

BOYNTON BEACH FLORIDA
NOVEMBER 13,2006

                                    MEMBER:
  AMERICAN INSTITUTE CERTIFIED PUBLIC ACCOUNTANTS * FLORIDA INSTITUTE CERTIFIED
                               PUBLIC ACCOUNTANTS

                       - LICENSED IN FLORIDA & NEW YORK -

                               UC HUB GROUP, INC.
                           Consolidated Balance Sheet


                                                                               July 31,
                                                                                 2006
                                                                             -------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                  $    143,793
  Accounts Receivable, net of allowance of $74,042                                323,543
  Other current assets                                                            956,244
                                                                             -------------
Total current assets                                                            1,423,580

Property and equipment, net of accumulated
  depreciation of $49,934                                                          28,658
                                                                             -------------
Total assets                                                                    1,452,238
                                                                             =============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         2,257,586
                                                                             -------------

    Total current liabilities                                                   2,257,586

  Long term payables                                                              354,965
                                                                             -------------

Total Liabilities                                                               2,612,551

Stockholders' (deficit)
Convertible Preferred stock, 5,000,000 shares authorized, no par value per
share; 3,654,932 shares issued and outstanding at July 31, 2006                     2,704
  Common stock, no par value 50,000,000 shares
    authorized, 25,130,753 shares issued and outstanding at July 31, 2006          25,131
  Stock subscription receivable                                                    18,900
  Deferred Compensation                                                          (146,137)
  Common Stock Issued in Advance                                                     (435)
  Additional paid-in capital                                                   15,910,635
  Accumulated (deficit)                                                       (16,963,111)
                                                                             -------------
    Total stockholder's (deficit)                                              (1,160,313)
                                                                             -------------

Total liabilities and stockholders' (deficit)                                   1,452,238
                                                                             =============

The accompanying notes are an integral part of these financial statements.

See accompanying notes to financial statements

                               UC HUB GROUP, INC.
                        Consolidated Statement of Losses
                   For the Years Ended July 31, 2004 and 2005


                                                    2005          2006
                                                ------------  ------------
Revenues                                        $ 2,967,949   $   306,480

Cost of Sales                                     2,129,222       370,198
                                                ------------  ------------

Gross Profit                                        838,727       (63,718)

Selling, general, and administrative expenses     1,874,303       669,782
Acquisition costs
                                                ------------  ------------

Total operating expenses                          1,874,303       669,782
                                                ------------  ------------

Losses from operations                           (1,035,576)     (733,204)

Other income (expense):
  Interest income (expense)                               0           296
                                                ------------  ------------

  Income (loss) before income taxes              (1,035,576)     (733,204)

  Income tax benefit                                      -             -
                                                ------------  ------------

  Net Loss                                      $(1,035,576)  $  (733,204)
                                                ============  ============


NET LOSS PER COMMON SHARE
  Profit (Loss) from operations
  Loss from discontinued operations
  Net loss                                      $     (0.24)  $     (0.03)
                                                ============  ============


PER SHARE INFORMATION -
  BASIC AND FULLY DILUTED
  Weighted average shares outstanding             4,312,690    22,923,990
                                                ============  ============

The accompanying notes are an integral part of these financial statements.

See accompanying notes to financial statements

                                                         UC HUB GROUP
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY
                            FOR THE PERIOD FEBRUARY 22, 1999 (DATE OF INCEPTION)TO JULY 31, 2006

                                                         COMMON STOCK              PREFERRED STOCK         PREFERRED STOCK
                                                          UC HUB INC                 UC HUB INC              UCHUB GROUP
                                                    SHARES        AMOUNT        SHARES       AMOUNT       SHARES    AMOUNT
                                                 ------------  -------------  -----------  -----------  ----------  -------
Balance at July 31, 2002                           7,518,156   $  8,064,275    2,561,864   $  820,000           -   $     -
 Common stock issued pursuant to a private
 placement in Aug 2002 at $1.92 per share
 (post-split)                                         10,417         20,000            -            -           -         -

 Common stock issued pursuant to a private
 placement in Aug 2002 at $1.60 per share
 (post-split)                                         15,625         25,000            -            -           -         -

 Common stock issued pursuant to a private
 placement in Sep 2002 at $1.60 per share
 (post-split)                                         10,000         16,000            -            -           -         -

 Common stock issued pursuant to a private
 placement in Oct 2002 at $1.60 per share
 (post-split)                                          1,250          2,000            -            -           -         -

 Common stock issued pursuant to a private
 placement in Nov 2002 at $0.16 per share
 (post-split)                                        187,500         30,000            -            -           -         -

 Common stock issued for services rendered
 in Nov 2002 at 1.60 per share (post-split)            2,500          4,000            -            -           -         -

 Common stock issued pursuant to a private
 placement in Nov 2002 at $1.60 per share
 (post-split)                                          3,125          5,000            -            -           -         -

 Common stock issued pursuant to a private
 placement in Dec 2002 at $0.16 per share
 (post-split)                                        672,500        107,600            -            -           -         -

 Common stock issued for services rendered
 in Dec 2002 at 1.60 per share (post-split)          100,000        160,000            -            -           -         -

 Common stock issued pursuant to a private
 placement in Jan 2003 at $0.16 per share
 (post-split)                                         62,500         10,000            -            -           -         -

 Common stock issuance to present
 acquisition of asset for July 2002 at $1.60
 per share (post-split)                              250,000        400,000            -            -           -         -

 Retired AllCom USA stock                               (250)          (400)
 Common stock issued pursuant to a private
 placement in Mar 2003 at $0.16 per share
 (post-split)                                         43,750          7,000            -            -           -         -

 Common stock issued for services rendered
 in Jun 2003 at 1.60 per share (post-split)           93,750        150,000            -            -           -         -

 Common stock issued for extinghushment of
 debt in Jun 2003 at $1.60 pe share (post-
 split)                                               21,875         35,000            -            -           -         -

 Common stock subscribed to through July
 2003 at $8.00 per share (post-split)                      -              -            -            -           -         -

 Common stock subscribed to in return for
 accrued interest at July 31, 2003                         -              -            -            -           -         -

 Common stock subscribed to in return for
 convertible notes at July 31, 2003                        -              -            -            -           -         -

 Net (Loss)                                                -              -            -            -           -         -
                                                 ------------  -------------  -----------  -----------  ----------  -------
Balance at July 31, 2003                           8,992,698      9,035,475    2,561,864      820,000           -         -
 Conversion of 2,561,864 shares Preferred
 Stock to 1,710,760 shares (post-split)
 common stock                                      1,710,760        820,000   (2,561,864)    (820,000)

 Common stock  issued (post-split),
 previously subscribed                             1,727,524      2,077,839

 Common stock at $8.00 per share (post-
 split), previously subscribed                        27,613        220,900

 Common stock issued at $4.00 per share
 (post-split) in settlement of short-term note
 payable (prior year)                                  3,750         15,000

 Issuance of Common Stock for services
 rendered in 4th Quarter at $0.80 share
 (post-split)                                          7,500          6,000

 Issuance of Common Stock for services
 rendered in 4th Quarter at $0.80 share
 (post-split)                                          1,875          1,500

 Conversion of $200,000 loan from Peter
 Coors  $0.625 per share (post-split)                125,000        200,000

 Common stock issued in settlement of TMG
 Debt on May 17, 2004 at $1.31 per share
 (post-split)                                        125,000        164,790

 UC Hub shares exchanged for UC Hub
 Group (ETIX) shares at a ratio of 8:1 X 1 2/3   (12,721,719)   (12,541,504)                         4,269,844       4,270

 Retained ETIX shares acquired                             -

 Conversion of ETIX Preferred Shares to
 UCHub Group, Inc. Common shares @ 3 *1
 ratio                                                     -                                          (614,912)       (615)

 Issuance of 250,000 shares of common
 stock for asset acquisition at $1.00 per
 share in April, 2004                                      -

 140,000 shares of common stock sold for
 cash at $0.43 per share in June, 2004, not
 yet issued                                                -

 80,000 shares of common stock for cash at
 $0.50 per share in May, 2004, not yet issued              -

 Issuance of 10,000 shares of Common
 Stock subscribed at $1.00 per share, not yet paid

Net Loss                                                   -              -            -            -           -         -
Balance at July 31, 2004                                   -   $          -            -   $        -   3,654,932     3,655
                                                 ============  =============  ===========  ===========  ==========  =======

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

 Common stock issued for extinguishment of
 debt in Jun 2003 at $1.60 per share (post-
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

                               UC Hub Group, Inc
                 Addendum to Consolidated Stockholder's Equity
            For The Period Feb 22, 1999 (Inception) to July 31, 2005

Preferred Common Stock

                      Preferred Stock         Common Stock            APIC            Accum      Common   Deferred
                     Shares     Amount     Shares    Amount    Capital               Deficit      Stock     Comp        Total
7/31/2004          3,884,932     3,655    4,312,471    4,313  3,758,880  (10,000)  (15,944,216)                      (1,445,368)
7/1/04-8/1/05       (954,081)     (754)   9,674,139    9,674  1,027,975   28,900      (193,137)    (435)  (146,137)    (869,777)
--------------------------------------------------------------------------------------------------------------------------------
4/30/2005          2,930,851     2,901   13,986,610   13,987  4,786,855   18,900   (16,137,353)    (435)  (146,137)  (2,315,145)
Net Income                                                                             577,935                          677,935
Conversion (Pref
to Common)          (197,524)     (197)     592,573      592                               395                              395
Adjust
Issuance
Common Stock                              2,339,149    2,339                                                              2,339
--------------------------------------------------------------------------------------------------------------------------------
7/31/05 Balance    2,733,327     2,704   16,918,332   16,918  4,786,855   18,900   (15,559,023)    (435)  (146,137)  (1,634,476)

2,225,187 shares of common stock issued in sale of AllCom USA in September 2005   2,225,187     0

3,747,417 shares of common stock issued for debt paydown in December 2005         3,747,417      0

1,639,817 shares were sold for services in the third quarter at an average price of $0.08 per share  1,639,817    130,951

600,000 shares of common stock were issued in the fourth quarter for services for $0.02 per share      600,000     12,000

--------------------------------------------------------------------------------------------------------------------------------
7/31/06 Balance      3,654,932     2,704  25,130,753  25,131  15,910,838   18,900  (16,963,111)      (0)      (0)  (1,1,160,313)

See accompanying notes to financial statements

                                  UNITED COMMUNICATIONS HUB, INC.
                               Consolidated Statements of Cash Flows

                                                                       For the Years
                                                                      Ended July 31,
                                                                     2005          2006
                                                                 ------------  ------------
OPERATING ACTIVITIES
    Net (loss)                                                   $(1,352,989)  $  (733,204)
    Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:

      Depreciation                                                     9,071         9,071

    Changes in:
      Accounts receivable                                            (41,547)     (184,539)
      Other current assets                                            (5,592)   (1,161,139)

      Accounts Payable                                                     0       247,361
                                                                 ------------  ------------


        Net cash (used in) operating activities                     (420,706)   (1,666,982)
                                                                 ------------  ------------

FINANCING ACTIVITIES
  Proceeds from stock subscription receivable                         21,000             0
  Proceeds from sale of common stock, net                            222,600     1,123,993
  Proceeds from convertible loan, net                                530,000       304,965
  Proceeds from notes payable, net                                       536       329,511
                                                                 ------------  ------------
        Net cash provided by financing activities                    419,619     1,758,469
                                                                 ------------  ------------

          Net increase (decrease) in cash                             (1,066)      100,559

CASH AT BEGINNING OF YEAR                                             44,320        43,234
                                                                 ------------  ------------

CASH AT END OF YEAR                                              $    (5,827)  $   143,793
                                                                 ============  ============

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:
    Interest                                                     $         -
                                                                 ============
    Income taxes                                                 $         -
                                                                 ============

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH INVESTING AND FINANCING ACTIVITIES

  Conversion of preferred stock to common stock                  $         -
                                                                 ============

  Issuance of common stock previously subscribed                 $         -
                                                                 ============

  Issuance of common stock previously subscribed                 $         -
                                                                 ============

  Note payable converted to common stock                         $         -
                                                                 ============

  Conversion of note payable to common stock                     $         -

  Converson of note payable to common stock                      $         -
                                                                 ============

  Conversion of preferred stock to common stock                  $         -
                                                                 ------------

  Gain on settlement of lawsuit                                  $         -

  Acquisitions:
  Common stock issued                                                      -   $         -
  Note payable issued                                                      -
  Loss recognized on acquisitions                                          -             -
                                                                 ------------  ------------
  Net assets acquired                                            $         -   $
                                                                 ============  ============

  Common stock issued for services                                             $         -
                                                                               ============

  Common stock issued for interest payable                                     $         -
                                                                               ============

  Notes payable and accrued interest converted to common stock                 $         -
                                                                               ============

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

BUSINESS  AND  BASIS  OF  PRESENTATION
--------------------------------------

UCHub Group Inc. ("Company" or "UC Hub") was formed on February 22, 1999 under the laws of the State of California.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, AllCom USA, Inc through the end of 2005 and eSAFE, Inc. through its sale to PSPP Holdings, Ltd. Significant inter-company transactions have been eliminated in consolidation.

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

LIQUIDITY
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $612,795 and $1,035,576 during the twelve months ended July 31, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets by $2,096,646 as of July 31, 2006 (see Note B).

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

Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended July 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

                                                        JULY 31,
                                                    2005         2006
     Net loss, as reported                      $(1,035,576)  $(733,204)
     Add: Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effects                        (0)         (0)
                                                ------------  ----------
     Pro forma net loss                         $(1,035,576)  $(733,204)
                                                ============  ==========
     Earnings per share (post-split):
     Basic and diluted loss per share:
       As reported                              $     (0.24)  $   (0.03)
                                                ============  ==========
       Pro forma                                $     (0.24)  $   (0.03)
                                                ============  ==========

In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

CONCENTRATIONS  OF  CREDIT  RISK
--------------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $74,042 as of July 31, 2006.

ADVERTISING
-----------

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $7,495 and $20,635 during the years ended July 31, 2006 and 2005, respectively.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-03, which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatory redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatory redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP No. 150-3; and

(iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

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

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE  B  -  GOING  CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended July 31, 2006 and 2005, the Company incurred losses of $733,204 and $1,035,576 , respectively. In addition, the Company has a stockholder's deficiency of $1,160,313. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The Acquisition and Capital Restructure discussed in Note C and the Business Acquisitions discussed in Note D are summarized as follows:

Transaction:                             ETIX    Govt.com
          Assets acquired              $      -             $    -  $-
          Liabilities assumed                 0          -           -
          Common stock issued - value   865,164    250,000   1,140,164
          Note payable issued                 0     25,000           -
          Liabilities assumed                 -          -           -
          Acquisition Costs             865,164    275,000   1,140,164
          Net assets acquired          $      -  $       -  $        -

In accordance with SOP 98-5, the Company expensed $1,140,564 as acquisition costs.

NOTE  E  -  PROPERTY  AND  EQUIPMENT

Property and equipment at July 31, 2005 consists of the following:

                                                       July 31, 2005
                                                       --------------
               Office equipment and related equipment
               Furniture and fixtures                         78,593
                                                       --------------

                   Less accumulated depreciation             (49,935)
                                                       --------------

                   Property and equipment - net               28,658
                                                       ==============

The Company incurred depreciation expense of $9,071 and $9,071 for the years ended July 31, 2006 and 2005.

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

At July 31, 2006, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately $ 16,963,111, expiring the year 2020, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit. In the opinion of management, it is more likely than not that the benefits will not be realized based upon the earnings history of the Company. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

Components of deferred tax assets as of July 31, 2006 are as follows:

          Non current:
          Net operating loss carry-forward  $5,784,000
          Less: Valuation allowance          5,784,000
                                            ----------
    Net deferred tax asset                  $        -
                                            ==========

NOTE  G  -  LOSSES  PER  SHARE

The following table presents the computation of basic and diluted losses per share:

                                                      July 31, 2005    July 31, 2006
                                                     ---------------  ---------------
Loss available for common shareholders               $   (1,035,576)  $     (733,204)
                                                     ===============  ===============
Basic and fully diluted loss per share (post-split)  $        (0.24)  $        (0.03)
                                                     ===============  ===============
Weighted average common shares outstanding                4,312,690       22,923,990
                                                     ===============  ===============

Net loss per share is based upon the weighted average of shares of common stock outstanding.

NOTE  H  -  ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

Accounts payable and accrued liabilities at July 31, 2005 are as follows:

                                                           July 31, 2005
                                                           --------------
     Other accrued expenses in connection with litigation  $            -
     Accounts payable and accrued expenses                        792,651
     Accrued payroll and related expenses                       1,294,471
     Accrued interest                                              44,371
     Other accrued expenses                                       126,093
                                                           --------------
     Total                                                 $    2,257,586
                                                           --------------

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

As of July 31, 2006, all outstanding Notes had been converted.

In June 2006 the company borrowed $378,000 in convertible debentures.

As of July 31, 2006, the Company owed $354,965 in Notes payable, including accrued interest.

NOTES  PAYABLE  -  RELATED  PARTIES
-----------------------------------

The Company's shareholders and officers have advanced funds to the Company for working capital purposes since the Company's inception. No formal repayment terms or arrangements exist. The amount of the advances due at July 31, 2003 was $314,900, net of cash repayments. During the twelve months ended July 31, 2005, the notes in the aggregate amount of $50000 were converted to an aggregate of 116,279 shares (post-split) of common stock. At July 31, 2005, there were outstanding eight notes payable to related parties 116,279 in the total principal amount of $438,000.

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

Pursuant to a Securities Purchase Agreement, dated as of June 6, 2006 (the "Securities Purchase Agreement"), UC Hub Group Inc. (the "Company") sold an Original Issue Discount Self-Liquidating Convertible Debenture having a principal amount of $378,000 (the "Debenture').

The Debenture was sold for $350,000. Except to pay off certain liabilities of the Company totaling approximately $327,000, the proceeds of the offering will be used for working capital purposes.

The Debenture does not bear interest. The principal sum of the Debenture must be paid by June 7, 2008 and is convertible into 7,560,000 shares of the Company's common stock, at the Purchasers' option, at a conversion price equal to $0.05 per share (subject to adjustment as provided in the Debenture). On the fist of each month commencing on the first date following the earlier of (a) 30 calendar days following the Effective Date and (b) 180 Calendar days following the Closing Date (as defined in the Securities Purchase Agreement) and terminating upon the full redemption of the Debenture, the Company shall redeem an amount equal to the sum of $21,000 in principal amount of the Debenture and all liquidated damages and other amounts owed to the holder of the Debenture.

The full principal amount of the Debenture is due upon a default under the terms of the Debenture. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the outstanding principal amount of the Debenture, plus liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder's election, immediately due and payable in cash at the Mandatory Default Amount (as defined in the Debenture).

In connection with the sale of the Debenture, the Company also issued (i) a warrant to purchase 7,560,000 shares of the Company's common stock at a purchase price of $.075 per share, subject to adjustment as provided for in the warrant and a term of exercise of two years from June 7, 2006 (the "Initial Exercise Date") and (ii) a warrant to purchase 7,560,000 shares of the Company's common stock at a purchase price of $.05 per share, subject to adjustment as provided in the warrant, and a term commencing on Initial Exercise Date and terminating on the earlier of (a) 180 days following the date the initial Registration Statement filed by the Company pursuant to the Registration Rights Agreement executed in connection with the execution of the Securities Purchase Agreement is declared effective by the Securities and Exchange Commission and (b) the two year anniversary of the Initial Exercise Date. The Warrants on a cashless basis if at any time after one year from the date of issuance of the warrant there is no effective registration statement registering or no current prospectus available for, the resale of the shares of common stock underlying the warrant. In the event the purchaser exercises the warrants on a cashless basis, then the Company will not receive any proceeds.

In addition, the conversion price of the Debenture and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the selling stockholder's position.

The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of Closing Date (as defined in the Securities Purchase Agreement), which will include 150% of the common stock underlying the Debenture, and the warrant, any additional shares issuable in connection with any anti-dilution provisions in the note or the warrants and any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing.

The holder of the Debenture and the warrants many not to convert the Debenture or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise exceeds 4.9% of the then issued and outstanding shares of common stock. This limitation may be waived by the holder of the Debenture or warrants upon not less than 61 days' prior notice to the Company, to change the beneficial ownership limitation to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of this note or the exercise of the warrants. Upon such a change by a Holder of the Beneficial Ownership Limitation from such 4.99% limitation to such 9.99% limitation, the beneficial ownership limitation may not be further waived by the holder of the notes or warrants.

NOTE  J  -  CAPITAL  STOCK

REVERSE  STOCK  SPLIT
---------------------

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

CONVERTIBLE  PREFERRED  STOCK
-----------------------------

The Company is authorized to issue 5,000,000 shares of cumulative preferred stock, no par value per share. The preferred shares are convertible to common stock at a current ratio of 1:3. During the twelve months ended July 31, 2006, the Company converted no shares of preferred stock outstanding into shares (post-split) of common stock.

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

COMMON  STOCK  -  UC  HUB  INC  (PRIVATE  COMPANY)
--------------------------------------------------

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

COMMON  STOCK  -  UC  HUB  GROUP  (PUBLIC  COMPANY)
---------------------------------------------------

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

In July 2004, the Company issued 10,000 shares (post-split) of common stock under a subscription receivable.

NOTE  K  -  STOCK  OPTIONS  AND  WARRANTS

Non-  Employee  warrants
------------------------

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

NOTE  L  -  COMMITMENTS  AND  CONTINGENCIES

LEASE  COMMITMENTS
------------------

The Company leases office space in Las Vegas, Nevada for its sales and administrative offices. The lease is fully cancelable and on a month-to-month commitment.

Rent expense charged to operations was $900 and $131,725 for the years ended July 31, 2006 and 2005, respectively.

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

None

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