Form 10KSB/A
period 2006-07-31
UC Hub Group Inc
filed 2006-11-16
CIK 1072935

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ----------------------------------------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2006

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

Securities registered under Section 12(b)                 NONE.
         of the Exchange Act:

Securities registered under Section 12(g)     COMMON STOCK, PAR VALUE $0.001
         of the Exchange Act:                          PER SHARE.
                                                    (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State  issuer's  revenues  for  its  most  recent  fiscal  year:  $306,480.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of July 31, 2006: $2,144,771.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2006: 25,130,753.

     Documents incorporated by reference: Items 2, 4, 5, 6, 7, 8, 8A, 9, 10, 11, 12 and 14 of this Form 10-KSB/A, Amendment No. 1 incorporate by reference the registrant's Form 10-KSB for the fiscal year ended July 31, 2006, filed on November 13, 2006.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                              TABLE OF CONTENTS
Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . .   8
Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . .   9
Item 6.   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . . .   9
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . .   9
Item 8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 9.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . .   9
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters   9
Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 14.  Principal Accountant and Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                                EXPLANATORY NOTE

     On November 13, 2006, we filed with the Securities and Exchange Commission our Annual Report on Form 10-KSB for the annual period ended July 31, 2006. This Amendment No. 1 to our Annual Report on Form 10-KSB is being filed to correct information for Item 1, the addition of recent events, Item 3, the addition of a legal matter, and Item 13, the addition of Exhibit 23.1, Consent of Independent Certified Public Accountants. The filing of this Form 10-KSB/A, Amendment No. 1, is not an admission that our Form 10-KSB for the year ended July 31, 2006, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

     Except as described herein, no other changes have been made to our Annual Report on Form 10-KSB. We have not updated the disclosures in this Form
10-KSB/A, Amendment No. 1, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-KSB/A should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-KSB/A as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

HISTORICAL DEVELOPMENT AND RECENT DEVELOPMENTS

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

     On September 1, 2005, the Registrant sold certain of the assets of its wholly-owned subsidiary, All Com USA, Inc. to American Fiber Network, Inc. pursuant to an Asset Purchase Agreement.

     On September 1, 2005, the Registrant executed a Promissory Note and Security Agreement in the amount of $150,000 in favor of Mobilepro Corp. against a $300,000 purchase fee for the customer base of All Com to ensure the transfer of the customer base to American Fiber Network. Once the transfer of the customer base was completed, the note was cancelled.

     On April 10, 2006, the Registrant sold to PSPP Holdings, Inc. as an asset acquisition all of the Registrant's interest in eSafe, Inc., pursuant to an Acquisition Agreement. In connection with the sale, a Voting Agreement was executed covering certain shares owned in the Registrant.

     On June 6, 2006, the Registrant and various purchasers executed and closed a Securities Purchase Agreement, whereby the Registrant sold to the purchasers $350,000 in Debentures. In addition, the Registrant issued to each purchaser a warrant to purchase up to a number of shares of the Registrant's common stock equal to 100 percent of the purchaser's subscription amount divided by $0.05 with an exercise price equal to $0.075 subject to adjustment, and a term of exercise equal to two years, a warrant to purchase up to a number of shares of the Registrant's common stock equal to 100 percent of the purchaser's subscription amount divided by $0.05 with an exercise price equal to $0.05 subject to adjustment, and a term of exercise commencing on the effective date and terminating on 180 calendar days following the effective date, and a registration rights agreement.

     On March 15, 2006, V. Bill Thompson and Michael Sharbrough resigned as directors of the Registrant. There were no disputes in connection with the resignations of Messrs. Thompson and Sharbrough.

     On April 3, 2006, the Registrant moved its corporate offices to 285 East Warm Springs Road, Las Vegas, Nevada 89119, telephone (702) 791-7030.

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

     OurTown2. OurTown2 is our municipal government software that interfaces customer or citizen with municipal government management software that has been sold and/or licensed to multiple cities throughout the United States. The base software code has been updated and enhanced to include expanded transaction-based services for a municipality to increase revenue while maintaining the audit requirements needed to comply with state and federal funding programs. A companion product helps governments reduce the burden on their 911 call centers by providing online answers to citizens' frequently asked questions. The software can schedule, track, manage, report, query, do costing analysis, budget and allocate resources. It is our hope to upgrade this service offering in 2006 so that it is a more robust Application Service Product (ASP) model.

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

NO PATENTS, COPYRIGHTS, OR TRADEMARKS.

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

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2004 and 2005, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $0.65 to a low of $0.65 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity since the price for our common stock may suffer greater declines due to its price volatility.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006.

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

     LA Commercial Group dba Continental Commercial Group v. Allcom USA, Inc., Case No. RCV 094431, filed on April 5, 2006 in the Rancho Cucamonga Superior Court. The claim involved a demand for past due rent in the amount of $39,033.02 by the previous landlord of our subsidiary, Allcom. A default judgment was obtained on May 30, 2006. We are trying to negotiate a settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006.

ITEM 7. FINANCIAL STATEMENTS.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006.

ITEM 8A. CONTROLS AND PROCEDURES.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006.

ITEM 10. EXECUTIVE COMPENSATION.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Financial Statement Schedules.

     None.

(b)  Exhibits

Exhibit
  No.                                       Identification of Exhibit
-------                                     -------------------------
 23.1**  Consent of Independent Certified Public Accountants.
 31.1**  Certification of Larry Wilcox, Chief Executive Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 31.2**  Certification of Larry Wilcox, Chief Financial Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 32.1**  Certification of Larry Wilcox, Chief Executive Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
 32.2**  Certification of Larry Wilcox, Chief Financial Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

---------------
*    Previously filed
**   Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 15, 2006

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

    Signature                          Title                          Date
    ---------                          -----                          ----

 /s/ Larry Wilcox       Chief Executive Officer and Chief      November 15, 2006
 ----------------               Financial Officer
   Larry Wilcox