Form 10QSB
period 2006-10-31
UC Hub Group Inc
filed 2007-01-12
CIK 1072935

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 001-15665

                               UC HUB GROUP, INC.
                 (Name of small business issuer in its charter)

                   NEVADA                            88-0389393
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

   285 EAST WARM SPRINGS ROAD, SUITE 1058              89119
             LAS VEGAS, NEVADA                      (Zip Code)
  (Address of principal executive offices)

                                 (888) 883-5893
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2006, the issuer had 25,130,753 shares of its common stock issued and outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . .   1
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   1
  Item 2.  Management's Discussion and Analysis, and Plan of Operation   9
  Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .  13
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  13
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  13
  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  13
  Item 4.  Submission of Matters to a Vote of Security Holders . . . .  13
  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  13
  Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  13
  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                               PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

                                     UC HUB GROUP, INC.
                                 Consolidated Balance Sheet

                                                                               October 31,
                                                                                  2006
                                                                              -------------

                                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                   $        300
    Accounts Receivable, net of allowance of $74,042
323,543
  Other current assets                                                              62,106
                                                                              -------------
  Total current assets                                                             385,949

    Property and equipment, net of accumulated
      depreciation of $49,935                                                       28,658
                                                                              -------------
 Total assets                                                                 $    414,607
                                                                              =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                                         $  1,042,502
  Notes payable                                                                    342,132
                                                                              -------------

  Total current liabilities                                                      1,384,634
                                                                              -------------

Notes Long Term                                                                    354,965

  Total Liabilities                                                              1,739,599

  Deferred Comp                                                                   (146,137)
Common Stock Issued In Advance                                                        (435)

Stockholders' (deficit)
  Convertible Preferred stock, 5,000,000 shares authorized, $0.001 par value
    per share; 3,654,932 shares issued and outstanding at October 31, 2006           2,704
  Common stock, .001 par value 50,000,000 shares authorized,
    25,130,753 shares issued and outstanding at October 31, 2006                    25,131
  Stock subscription receivable                                                     18,900
  Additional paid-in capital                                                    15,910,838
  Accumulated (deficit)                                                        (17,135,993)
                                                                              -------------

    Total stockholder's (deficit)                                                1,324,992

  Total liabilities and stockholders' (deficit)                               $    414,607

   The accompanying notes are an integral part of these financial statements.

                               UC HUB GROUP, INC.
                        Consolidated Statement of Losses
              For the Three Months Ended October 31, 2005 and 2006


                                                    2005          2006
                                                ------------  ------------
Revenues                                        $   300,583   $         0

Cost of Sales                                       139,256             0
                                                ------------  ------------

Gross Profit                                        161,327             0

Selling, general, and administrative expenses       456,236       172,882
Acquisition costs                                         -             -
                                                ------------  ------------

Total operating expenses                            465,236       172,882
                                                ------------  ------------

Loss before other income and expense               (303,909)     (172,882)

Other income (expense):
  Interest income (expense)                               -             -
                                                ------------  ------------

  Income (loss) before income taxes                (303,909)     (172,882)

  Income tax benefit                                      -             -
                                                ------------  ------------

  Net Loss                                      $  (303,909)  $  (172,882)
                                                ============  ============

NET LOSS PER COMMON SHARE
  Profit (Loss) from operations
  Loss from discontinued operations
  Net loss                                      $     (0.03)  $     (0.01)
                                                ============  ============

PER SHARE INFORMATION -
  BASIC AND FULLY DILUTED
  Weighted average shares outstanding            10,500,000    25,130,753
                                                ============  ============

The accompanying notes are an integral part of these financial statements.

UC Hub Group, Inc
Addendum to Consolidated Stockholder's Equity
For The Period Feb 22, 1999 (Inception) to October 31, 2006
Preferred Common Stock


                   Preferred    Stock     Common     Stock                 APIC       Accum      Common   Deferred      Total
                     Shares    Amount     Shares    Amount    Capital                Deficit      Stock     Comp
Balance
  July 31, 2004    3,654,932    3,655    4,312,471    4,313  13,758,880  (10,000)  (15,202,216)       -          -   (1,445,368)

Shown in Prior
  Filings
  (8/1/04-4/30/05)  (754,081)    (754)   9,674,139    9,674   1,027,975   28,900    (1,864,386)    (435)  (146,137)    (995,163)

--------------------------------------------------------------------------------------------------------------------------------

Balance
  April 30, 2005   2,900,851    2,901   13,986,610   13,987  14,786,855   18,900   (17,066,602)    (435)  (146,137)  (2,390,531)

Net Income                                                                             514,397                          514,397
Conversion (Pref
  to Common)        (197,524)    (197)     592,573      592                                                                 395

Adjust                                  23,339,149    2,339                                                               2,339

--------------------------------------------------------------------------------------------------------------------------------
Balance
  July 31, 2005    2,703,327    2,704   16,918,322  161,918  14,786,855   18,900   (16,555,205)    (435)  (146,137)  (1,876,400)

--------------------------------------------------------------------------------------------------------------------------------

7/31/06 Balance    3,654,932    2,704   25,130,753   25,131  15,910,838   18,900   (16,963,111)    (435)  (146,137)  (1,152,110)

--------------------------------------------------------------------------------------------------------------------------------

Balance
10/31/06           3,654,932    2,704   25,130,753   25,131  15,910,838   18,900   (17,135,993)    (435)  (146,137)  (1,324,992)

See accompanying notes to financial statements

                                    UC HUB GROUP, INC.
                          Consolidated Statements of Cash Flows

                                                                    Three months ended
                                                                       October 31,
                                                                    2005         2006
                                                                 -----------  -----------
OPERATING ACTIVITIES
  Net (loss)                                                     $ (303,909)  $ (172,882)
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
    Depreciation                                                          -            -
  Changes in:
    Accounts receivable                                            (147,879)           -
    Other current assets                                                  -      881,989
    Deposits                                                        207,752            -
    Accounts payable                                                   (700)    (873,252)
    Accrued interest                                                (42,706)           -
    Other Current Liabilities                                       (20,835)           -
                                                                 -----------  -----------
      Net cash (used in) operating activities                       (12,519)           -
                                                                 -----------  -----------

INVESTING ACTIVITIES
      Net cash (used in) investing activities                         1,100            -
                                                                 -----------  -----------
                                                                    (11,419)           -
FINANCING ACTIVITIES
      Issuance of notes payable                                           -            -
      Common stock subscribed for cash                                    -            -
      Common Stock Subscribed for Services
                                                                 -----------  -----------
      Net cash provided by financing activities                       2,225            -
                                                                 -----------  -----------

        Net increase (decrease) in cash                              (9,194)     (33,740)

CASH AT BEGINNING OF YEAR                                            43,234       34,040
                                                                 -----------  -----------

CASH AT END OF YEAR                                              $   34,040   $      300
                                                                 ===========  ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:
    Interest                                                     $        -   $        -
                                                                 ===========  ===========
    Income taxes                                                 $        -   $        -
                                                                 ===========  ===========

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES

  Issuance of common stock for services                          $        -   $        -
                                                                 ===========  ===========

  Preferred shares exchanged for common shares                   $        -   $        -
                                                                 ===========  ===========

  Issuance of stock and warrants for asset acquisition
    and related costs value assigned to property and equipment   $        -   $        -
                                                                 ===========  ===========

  Issuance of stock and warrants for asset acquisition,
    Amount charged to acquisition costs                          $        -   $        -
                                                                 ===========  ===========

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the July 31, 2006 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION

BUSINESS AND BASIS OF PRESENTATION
----------------------------------

UC Hub Group Inc. ("Company" or "UC Hub") was formed on February 22, 1999 under the laws of the State of California.

UC Hub is a communications software development and distribution company with primary interests in digital communications and digitally based products and services necessary to support the corporate vision of the "Digital City." At October 31, 2006, we had a software division:

OurTown2, a municipal government software application designed to manage the interface between a municipal government and its constituents or e-citizens.

RECLASSIFICATION

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $(172,882) and $(303,909) during the three months ended October 31, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets by $998,685as of October 31, 2006 (see Note C).

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual indexed financial instruments. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or Results of operations.

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

NOTE A - SEGMENT INFORMATION

The Company currently operates in one business segments: (1) reselling long distance and related services through its subsidiary AllCom USA Inc.; (2) telecommunications hardware sales and installation, a segment which was entered during the three months ended October 31, 2004 when the Company purchased certain assets of Integrated Communications (See Note B). Intercompany receivables and payables are subtracted from total assets and liabilities for the segments, which are eliminated in consolidation and therefore do not themselves impact consolidated results.

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

INTEGRATED COMMUNICATIONS
-------------------------

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

NOTE C - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $172,882 and $303,909 during the three months ended October 31, 2006 and 2005 respectively. The Company's current liabilities exceeded its current assets by $998,665 as of October 31, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended July 31, 2006.

CRITICAL ACCOUNTING ESTIMATES

     The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties. There have been no material changes in our critical accounting estimates or our application of these estimates in 2006.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2006 TO THE THREE MONTHS ENDED OCTOBER 31, 2005

     Revenue. Our total revenue was $0 for the three-month period ended October 31, 2006, a decrease of $300,583 or approximately 100 percent compared to $300,583 for the same period ended October 31, 2005.

     Gross Profit. Our gross profit was $0 or approximately 0 percent of sales for the three months ended October 31, 2006, compared to a gross profit of $161,327 or approximately 55 percent of sales for the three months ended October 31, 2005.

     Costs and Expenses. Selling, general and administrative ("SG&A") expenses for the three-month period ended October 31, 2006 were $172,882, a decrease of $292,354 or approximately 63 percent compared to SG&A expenses of $465,236 during the three month period ended October 31, 2005.

     Interest Expense. We incurred no interest expense during the three months ended October 31, 2006 versus $0 during the three months ended October 31, 2005.

     Net Loss. Our net loss for the three months ended October 31, 2006 was $172,882, a decrease of $131,027 or approximately 43 percent compared to a net loss of $303,909 for the three months ended October 31, 2005.

     Our net loss per common share (basic and diluted) was ($0.01) for the three months October 31, 2006 compared to a net loss per common share of ($0.03) for the three months ended October 31, 2005.

     The weighted average number of outstanding shares was 25,130,753 and 10,500,000 for the three months ended October 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 2006, we had a working capital deficit of $998,685. We generated a deficit in cash flow from operations of ($33,740) for the three month period ended October 31, 2006. The deficit in cash flow from operating activities is largely attributable to our net loss of $172,882, adjusted for changes in the components of working capital amounting to a use of cash of $33,740.

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

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. Our net loss for the three months ended October 31, 2006 was $172,882, a decrease of $131,027 or approximately 43 percent compared to a net loss of $303,909for the three months ended October 31, 2005. The improvement in the generation of net income was due primarily to a significant decrease in expenses that were being duplicated by our operating companies throughout most of the fiscal year ended July 31, 2006.

     The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

     Our independent certified public accountants have stated in their report included in our July 31, 2006 Form 10-KSB, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

ITEM  3.     CONTROLS  AND  PROCEDURES.

     The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

     Evaluation of Disclosure and Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

     Changes in Internal Controls Over Financial Reporting. There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.     OTHER INFORMATION.

     None.

ITEM 6.     EXHIBITS.

EXHIBIT
  NO.                                             IDENTIFICATION OF EXHIBIT
-------  ---------------------------------------------------------------------------------------------------
 31.1*   Certification of Larry Wilcox, Chief Executive Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 31.2*   Certification of Larry Wilcox, Chief Financial Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 32.1*   Certification of Larry Wilcox, Chief Executive Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
 32.2*   Certification of Larry Wilcox, Chief Financial Officer of UC Hub Group, Inc., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

----------
*   Filed herewith.
** Previously filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UC HUB GROUP, INC.

                                   Dated:  January 12, 2007.

                                   By /s/ Larry Wilcox
                                      ------------------------------------------
                                      Larry Wilcox, Chief Executive Officer and
                                      Chief  Financial Officer