Form 10QSB
period 2007-01-31
UC Hub Group Inc
filed 2007-03-22
CIK 1072935

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended January 31, 2007.

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE
                                  ACT OF 1934

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2007, the issuer had 27,294,679 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION . . . . . . . . . . . .. . . . . .. .. .. ..    2
  Item 1.  Financial Statements (Unaudited). . . . . .. . . . . .. .. .. ..    2
  Item 2.  Management's Discussion and Analysis . . . . . . . . .. .. .. ..   10
  Item 3.  Controls and Procedures . . . . . .. . . . . . . . . .. .. .. ..   12
PART II - OTHER INFORMATION. . . . . . . . . . . . .. . . . . . .. .. .. ..   13
  Item 1.  Legal Proceedings . . . . . . . . . . . .. . . . . . .. .. .. ..   13
  Item 2.  Changes in Securities . . . . . . . . . .. . . . . . .. .. .. ..   14
  Item 3.  Defaults Upon Senior Securities . . . . .. . . . . . .. .. .. ..   14
  Item 4.  Submission of Matters to a Vote of Security Holders. .. .. .. ..   14
  Item 5.  Other Information . . . . . . . . . . . . . . .. . . .. .. .. ..   14
  Item 6.  Exhibits and Reports on Form 8-K. . . . . .. . . . . .. .. .. ..   14
SIGNATURES . . . . . . . . . . . . . . . . . . . . . .. . . . . .. .. .. ..   15
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . .20
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . 21 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . 22 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . 23

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                               UC HUB GROUP, INC.
                           Consolidated Balance Sheet

                                                                January 31, 2007
                                                                ----------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                               $300
                                                                   ------------
Total current assets                                                        300

Property and equipment, net of accumulated
   depreciation of $49,935                                               28,658
                                                                   ------------
Total assets                                                            $28,958
                                                                   ============

LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                               $118,186
   Judgments                                                             39,033
   Accrued Officer Salary                                               976,000
                                                                   ------------
Total current liabilities                                             1,133,219
                                                                   ------------

Notes Long Term                                                         440,000
Convertible Debenture                                                   378,000

Total Liabilities                                                     1,951,219


Stockholders' (deficit)
   Convertible Preferred stock, 5,000,000 shares
authorized, $0.001 par value per share; 3,654,932
shares issued and outstanding at January 31, 2007                         4,733
   Common stock, .001 par value 50,000,000 shares
authorized, 27,294,767 shares issued and outstanding
at January 31, 2007                                                      27,295
   Additional paid-in capital                                        15,910,134
   Accumulated (deficit)                                            (17,864,423)
                                                                   ------------
      Total stockholder's (deficit)                                  (1,922,261)

Total liabilities and stockholders' (deficit)                           $28,958
                                                                   ============


The accompanying notes are an integral part of these financial statements.

                               UC HUB GROUP, INC.
                        Consolidated Statement of Losses
          For the Three and Six Months Ended January 31, 2007 and 2006


                               3 Months         3 Months         6 Months         6 Months
                               Ended            Ended            Ended            Ended
                               1/31/07          1/31/06          1/31/07          1/31/06
                               -----------      -----------      -----------      -----------
Revenue                                                 605                0           11,298
Cost of Goods Sold                       0                0                0            2,322
Gross Profit                             0              605             0.00            8,976
Operating Expenses               1,378,134           72,950        1,349,649          206,405
Net Ordinary Income             (1,378,134)         (72,345)      (1,349,649)        (197,429)
Other Income                      649,704.                0          649,704                0
Net Income                        (728,430)         (72,345)        (699,945)        (197,429)
                               ===========      ===========      ===========      ===========
NET LOSS PER COMMON SHARE      $     (0.03)     $     (0.01)           (0.03)           (0.01)
                               ===========      ===========      ===========      ===========
PER SHARE INFORMATION -
   BASIC AND FULLY DILUTED
  Weighted average shares
  outstanding                   27,294,767       25,130,753       27,294,767       25,130,753
                               ===========      ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements.

                           UC HUB GROUP, INC.
                  Consolidated Statements of Cash Flows

                                Six months ended

                                                                     January 31,
                                                                2007             2006
                                                            ------------     ------------
OPERATING ACTIVITIES
   Net Income                                                (729,945.00)    (197,429.00)
   Adjustments to reconcile Net Income
   to net cash provided by operations:
     Accounts Receivable                                    1,279,787.00      184,520.00
     Accounts Payable                                        (581,516.00)      32,076.00
     Judgments                                                 39,033.00            0.00
     Other Loans/Notes Payable                               (537,135.00)           0.00
     Accrued Interest Payable                                   5,265.00            0.00
     Stock Payable                                            (75,000.00)           0.00
     Accrued Officer Salary                                    24,986.00            0.00
           Net cash provided by Operating Activities         (574,525.00)      19,167.00
FINANCING ACTIVITIES
   Convertible Debentures                                     378,000.00            0.00
   Loans                                                       85,035.00            0.00
   Common Stock Issued In Advance                                 435.00            0.00
   Deferred Compensation                                      146,137.00            0.00
   Additional Paid in Capital                                    (501.00)           0.00
   Preferred Stock                                              2,029.00            0.00
   Stock Subscription Payable                                 (18,900.00)           0.00
   Capital Stock                                                2,164.00            0.00
   Retained Earnings                                         (163,367.00)           0.00
   Net cash provided by Financing Activities                  431,032.00            0.00
Net cash increase for period                                 (143,493.00)      19,167.00
Cash at beginning of period                                   143,793.00       (5,827.00)
Cash at end of period                                             300.00       13,340.00

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:

    Interest                                                  $        0       $       0
                                                              ==========       =========
    Income taxes                                              $        0       $       0
                                                              ==========       =========
SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES

  Issuance of common stock for services                                        $       0
                                                                               =========
  Preferred shares exchanged for common shares                                 $       0
                                                                               =========

  Issuance of stock and warrants for
  asset acquisition and related costs value
  assigned to property and equipment                                           $       0


  Issuance of stock and warrants for
  asset acquisition, Amount charged to acquisition costs                       $       0
                                                                               =========

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

      This summary of accounting policies for UC Hub Group, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Going Concern

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

Interim Reporting

      The unaudited financial statements as of January 31, 2007 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

UC Hub Group Inc. (the "Company" or "UC Hub") (Previously E Channels Corp, previously: Expertise Technology Innovation Inc., previously: Make it happen Management, -- in California, previously United Communications Hub, Inc.) was incorporated under the laws of the State of California on February 22, 1999. The Company operated several subsidiaries which were divested and ceased all operating activities on April 10, 2006 with the sale of its final wholly owned subsidiary: eSafe, Inc. Since April 10, 2006 the Company is in the development stage, and has not yet commenced planned principal operations.

Nature of Business

UC Hub is a communications software development and distribution company with primary interests in digital communications and digitally based products and services.

Our overall strategic plan is to continue to develop, add and offer other synergistic services that drive municipal services, these include:

Three, Inc - is a communications subsidiary with a focus on the triple play of voice video and data. Three, Inc will deliver content from DirecTV.

OurTown2 -- is our municipal government software holder that interfaces customers or citizens with municipal government management software.

DCL Environmental Systems Inc. - is our water reclamation provider which will deliver web-centric water reclamation services to small municipalities and developers.

The Company intends to develop these opportunities and to acquire interests in various business opportunities which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

      As of January, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $17,864,423 that may be offset against future taxable income through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

      Since April 10, 2006 he Company has not had nor begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

      As of April 10, 2006 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.


NOTE 5 - SECURITIES

On April 10, 2006, the Registrant sold to PSPP Holdings, Inc. as an asset acquisition all of the Registrant's interest in eSafe, Inc.,(a wholly owned subsidiary) pursuant to an Acquisition Agreement. In connection with the sale, a Voting Agreement was executed covering certain shares owned in the Registrant. As part of the sale the Company received 22 million shares of the common stock of PSPP Holdings, Inc. The Company carries the stock at no value.

NOTE -6 - LIABILITIES

Accrued Officers Salary: Due to Larry Wilcox, an Officer and Director of the Company. In accordance to the Employment agreement dated March 5, 2004, Mr. Wilcox is employed at a rate of $30,000 per month on a 3 year continually renewable basis.

NOTE -7-COMMON STOCK

Set forth below is certain information regarding securities that we have Issued during the 6 month period covered by this Report that were not registered under the Securities Act, to the extent not reported on a Form 10-QSB or Form 8-K for the period covered by this Report.

      On August 30, 2006 we issued 138,925 shares of Common stock in settlement of $25,000 of debt. On September 1, 2006 we issued 1,000,000 shares of Common stock as a commission on Contracts, no cash value.

      On November 7, 2006 we issued 8,00,000 shares of Common stock in exchange for an exclusive contract, no cash value.

      On January 15, 2007 we issued 225,000 shares of Common stock in settlement of $25,000 of debt.


ITEM 2, MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

      This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

      As used herein the term "Company" refers to the UC Hub Group, Inc., a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to develop its own start-up business or acquire operations through an acquisition or merger.

      The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

PLAN OF OPERATIONS

The Company had sales of $11,785 for the three months ending January 31, 2006 and no sales for the three months ending January 31, 2007 because it ceased operations on April 10, 2006 and has not had any business operations since that date.

Gross Profit. Our gross profit was $0 for the three months ended January 31, 2007, compared to a gross profit of $5,252 or approximately 50% of sales for the three months ended January 31, 2006. For the six-month period ended January 31, 2007 our Gross profit was $0 compared to $171,579 for the same period ending January 31, 2006.

Costs and Expenses. Selling, general and administrative ("SG&A") expenses for the three-month period ended January 31, 2007 were $1,378,234 an increase of $459,467 compared to SG&A expenses of $72,950 during the three month period ended January 31, 2006. The increase was due to the write-off of the company's Accounts Receivable. For the six-month period ending January 31, 2007 the company's SG&A expenses were $1,379,749 versus $206,405 for the six months ended January 31, 2006.

Net Gain/Loss. Our net loss for the three months ended January 31, 2007 was $728,530, an increase of $656,185 compared to a net loss of $72,345 for the three months ended January 31, 2006. The loss was attributable to the write down of various debt items.. For the six month period ended January 31, 2007 the net gain/loss was 730,045 versus a loss of $197,429 for the same period in 2006.

Our net gain per common share (basic and diluted) was $0.02 for the three months January 31, 2007 compared to a net loss per common share of ($0.00) for the three months ended January 31, 2006. For the six month periods ended January 31, 2007 and 2006 the net gain/loss per share was $0.02 and ($.01), respectively.

The weighted average number of outstanding shares was 27,694,679 and 25,130,753 for the three and six months ended January 31, 2007 and 2006, respectively.

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

Additionally, it should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2007, we had a working capital of ($1,132,919). We generated a $0 cash flow from operations for the six month period ended January 31, 2007. The cash flow from operating activities is largely attributable to our reclassification of various debt items In addition, the Company received 22,000,000 shares of PSPP Holdings, Inc. stock associated with the Company's sale of eSafe, Inc The Shares are carried at no value. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. Our net loss for the six months ended January 31, 2007 was $599,773, an increase of $402,344 compared to a net loss of $197,429 for the six months ended January 31, 2006. The change in the generation of net income was due primarily to the the reclassification of various debt items. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Our independent certified public accountants have stated in their report included in our July 31, 2006 Form 10-KSB, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

      (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

      (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of and for, the periods presented in this Quarterly Report on Form 10-QSB.

      There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly effect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4 - SUBSEQUENT EVENTS

      1. ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

On February 23, 2007, UC Hub Group, Inc. (the "Company") entered into a Securities Purchase Agreement (the "Purchase Agreement"), pursuant to which the purchaser (the "Purchaser") purchased an Original Issue Discount Convertible Debenture (the "Debenture") in the principal amount of $540,000. The purchase price paid by the Purchaser was $500,000. The Debenture does not bear any interest, and the principal sum of the Debenture is due and payable on February 23, 2008. The Debenture is convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price equal to $0.05 per share (subject to adjustment as provided in the Debenture). The Company's obligations under the Debenture may immediately declared due and payable upon a default under the terms of the Debenture. In addition, the Company's obligations under the Debenture are collateralized by a pledge and security interest in 1,500,000 shares of common stock of PSPP Holdings Inc. held by the Company. In connection with the sale of the Debenture, the Company also issued the Purchaser a warrant to purchase 2,160,000 shares of the Company's common stock at a purchase price of $0.25 per share, subject to adjustment as provided for in the warrant and a term of exercise of two years from February 23, 2007. The warrants may be exercised on a cashless basis if at any time after one year from the date of issuance of the warrant there is no effective registration statement registering or no current prospectus available for, the resale of the shares of common stock underlying the warrant. In the event the purchaser exercises the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the conversion price of the Debenture and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company issues commons stock or equity securities at a common stock equivalent price of less than $0.05 per share.

Pursuant to a Registration Rights Agreement entered into between the parties, the Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of closing date, which will include all or such portion of the common stock underlying the Debenture and the warrant as permitted by the rules and regulations of the Securities and Exchange Commission. See Liabilities, Debentures.

      2. SB-2A

On February 21,2007, The Company filed an Amended SB-2 to register 7,560,000 share of common stock under the terms as agreed to in the $378,000 Convertible Debenture issued and dated June 7, 2006. The SB-2 went effective on February 23, 2007. The Prospectus was filed on February 28, 2007. As of March 21, 2007, none of the shares have been issued.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

1) Sutton Law Center, P.C. v. Altigen Communications, Inc., et al.

            Case No.: CV06-02167

Court: In the Second Judicial District Court of the State of Nevada, Washoe
County

            Date filed: September 5, 2006

Description: Plaintiff asserts claims against Integrated Communications Systems, Inc., Allcom USA, Inc. and Shawn Jones and Simon Eggington, former employees of Allcom USA, Inc., alleging that defendants installed a defective telephone system for plaintiff and falsely represented the performance of the phone system. Plaintiff seeks damages in the approximate amount of $70,000. We know very little about the nature of the defects in the system claimed by plaintiff, and have been unable as yet to locate documents relating to this project. Jones and Eggington have indicated that they believe that plaintiff's claims have little of no basis. Discovery has not yet commenced in the case and no trial date has been set.

2) Embarq Logistics, Inc. v. Allcom USA, Inc., UCHub Group, Inc., and Vernon Bill Thompson

       Case No.:  06C-036007
       Court: Justice Court, Las Vegas Township, Clark County, Nevada Date Filed: November 2006

Description: Plaintiff claims damages of approximately $10,000 for unpaid telephone equipment sold to defendant Allcom USA. Claims are asserted against the remaining defendants on the allegations that they are alter egos of Allcom. Defendants have offered to settle the claim as funds become available to them. No trial date has been set in the case.

Alice Kong v. UC Hub Group, Inc., Larry Wilcox

Case No.: BC348850
Court Filed: Los Angeles Superior Court
Date Filed: 3-13-06

Description: This case involves a claim for wages due by plaintiff under an employment agreement. The matter was resolved and the closing paperwork is in the process of being completed.

Fee v. UC Hub

Case No.: RCV093990
Court Filed: Rancho Cucamonga Superior Court
Date Filed: 3-21-06

Description: Plaintiff claims his shares should not have been converted and that he didn't get notice of the merger or public hearing. He did not show up at any meetings and it is unclear what the exact basis and nature of his claim is at this point.

LA Commercial Group dba Continental Commercial Group v. Allcom USA, Inc.

Case No.: RCV 094431
Court Filed: Rancho Cucamonga Superior Court
Date Filed:  4-5-06

Default judgment for $39,033.02 obtained: May 30, 2006
See Current Liabilities: Judgments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS and reports on form 8k

EXHIBIT
  NO.                    IDENTIFICATION OF EXHIBIT
-------     --------------------------------------------------------------
 Articles of Incorporation
 By-Laws


424B3 --    Prospectus, February 28, 2007

SB-2/A --   Optional form for registration of securities to be sold to the public by small business issuers [amend]

Form  8K -  Current Report March 1, 2007, Convertible Debenture

Form  8K -  Current Report June 13, 2006, Convertible Debenture

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized. Dated March 19, 2007.

                                        UC HUB GROUP, INC.

                                       By  /s/ Larry Wilcox
                                           -------------------------------------
                                           Larry Wilcox,
                                           President and Chief Executive Officer