Form 10QSB
period 2007-04-30
UC Hub Group Inc
filed 2007-06-13
CIK 1072935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________

                                  FORM 10 - QSB
                         _______________________________

[mark one]

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR  THE  QUARTERLY  PERIOD  ENDED:  APRIL  30,  2007

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  transition  period  from  _________  to  ____________


                        COMMISSION FILE NUMBER 001-15665
          _____________________________________________________________

                               UC HUB GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                                   88-0389393
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                  Identification Number)

                      285 EAST WARM SPRINGS ROAD, SUITE 05
                               LAS VEGAS, NV 89119
           (Address of principal executive offices including zip code)

                                 (888) 883-5893
              (Registrant's telephone number, including area code)

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


Number of shares outstanding of the issuer's common stock as of the latest practicable date: 27,694,679 shares of common stock, $.001 par value per share, as of June 11, 2007.

   Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                                  UC HUB GROUP, INC.
                                                        Index


PART I.   FINANCIAL INFORMATION                                                                                  Page
Item 1.   Financial Statements                                                                                      3

          Consolidated Balance Sheet as of April 30, 2007 (unaudited)                                               3

          Consolidated Statement of Operations for the three months ended April 30, 2007 and 2006 (unaudited)       4

          Consolidated Statement of Stockholders' Deficit for the three months ended April 30, 2007 (unaudited)     5

          Consolidated Statements of Cash Flows for the three months ended April 30, 2007 and 2006 (unaudited)      6

          Notes to Consolidated Financial Statements (unaudited)                                                    7

Item 2.   Management's Discussion and Analysis or Plan of Operation                                                15

Item 3.   Controls and Procedures                                                                                  19

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                        20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                              21

Item 3.   Defaults Upon Senior Securities                                                                          21

Item 4.   Submission of Matters to a Vote of Security Holders                                                      21

Item 5.   Other Information                                                                                        21

Item 6.   Exhibits                                                                                                 21

                                          UC HUB GROUP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEET
                                                 AS OF APRIL 30, 2007


                                                                                                           APRIL 30,
                                                                                                             2007
                                                                                                         -------------
                                             ASSETS                                                       (unaudited)
CURRENT ASSETS

Cash and cash equivalents                                                                                $          -
Accounts receivable, net of allowance for doubtful accounts of $0                                                   -

Prepaid expenses and other current assets                                                                     218,809
                                                                                                         -------------
TOTAL CURRENT ASSETS                                                                                          218,809

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $49,934                                            128,658

                                                                                                         -------------
TOTAL ASSETS                                                                                             $    347,467
                                                                                                         =============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

    Accounts payable                                                                                           61,686
    Accrued expenses                                                                                              468
    Accrued interest                                                                                           49,636
    Accrued salaries                                                                                          913,900
    Judgments                                                                                                  39,033

                                                                                                         -------------
TOTAL CURRENT LIABILITIES                                                                                   1,064,723

LONG TERM LIABILITIES
    Convertible Debentures                                                                                    918,000
    Notes Payable                                                                                             390,000

                                                                                                         -------------
                                                                                                         -------------
                                                                                                         -------------
TOTAL LONG TERM LIABILITIES                                                                                 1,308,000
                                                                                                         -------------

TOTAL LIABILITIES                                                                                           2,372,723
                                                                                                         -------------

COMMITMENTS AND CONTINGENCIES                                                                                       -

STOCKHOLDERS' DEFICIT
    Convertible Preferred stock, 10,000,000 shares authorized, $.001 par value per share, 4,733,977
    shares issued and outstanding at April 30, 2007                                                             4,733
    Common stock; $0.001 par value; 500,000,000 shares
      authorized; 27,694,679 shares issued and outstanding                                                     27,695
    Additional paid-in capital                                                                             15,960,134
    Accumulated deficit                                                                                   (18,017,418)

                                                                                                         -------------
TOTAL STOCKHOLDERS' DEFICIT                                                                                (2,024,856)
                                                                                                         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                              $    347,467
                                                                                                         =============

    The accompanying notes are an integral part of these consolidated financial statements.

                      UC HUB GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30 2007 AND 2006
                            STATEMENT OF OPERATIONS

                                                      THREE MONTHS ENDED
                                                           APRIL 30,
                                                  --------------------------
                                                      2007          2006
                                                  ------------  ------------
                                                  (unaudited)   (unaudited)
REVENUE                                           $         -   $     7,048

Less: Cost of Goods Sold                                    -        36,697

GROSS PROFIT                                                -       (29,649)

OPERATING EXPENSES:

Selling, general and administrative                   140,580       120,821

                                                  ------------  ------------
TOTAL OPERATING EXPENSES                              140,580       120,821
                                                  ------------  ------------

INCOME (LOSS) FROM OPERATIONS                        (140,580)     (150,470)

OTHER INCOME (EXPENSE)
Interest expense and financing costs                  (70,000)            -

                                                  ------------  ------------
TOTAL OTHER INCOME (EXPENSE)                          (70,000)            -
                                                  ------------  ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES      (210,580)     (150,470)

PROVISION FOR INCOME TAXES                                  -             -
                                                  ------------  ------------

NET LOSS                                          $  (210,580)  $  (150,470)
                                                  ============  ============

LOSS PER SHARE:
BASIC                                             $     (0.01)  $     (0.01)
                                                  ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC                                              25,672,457    24,530,753
                                                  ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                           UC HUB GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        FOR THE THREE MONTHS ENDED APRIL 30, 2007
                                                       (UNAUDITED)


                                   COMMON STOCK           PREFERRED STOCK       ADDITIONAL                     TOTAL
                              ---------------------  ------------------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                 SHARES     AMOUNT       SHARES       AMOUNT     CAPITAL       DEFICIT        DEFICIT
                              ------------  -------  ---------------  -------  -----------  -------------  --------------
BALANCE, JANUARY 31, 2007       27,194,767  $27,195        4,733,977  $ 4,733  $15,910,134  $(17,806,838)  $  (1,864,776)

Common stock issued to Note
holder in lieu of payment          500,000      500                                 50,000                        50,500

Net loss                                                                                        (210,580)       (210,580)
                              ------------  -------  ---------------  -------  -----------  -------------  --------------
BALANCE, APRIL 30, 2007         27,694,679  $27,695        4,733,977  $ 4,733  $15,960,134  $(18,017,418)  $  (2,024,856)
                              ============  =======  ===============  =======  ===========  =============  ==============

    The accompanying notes are an integral part of these consolidated financial statements.

===================================================================================

                        UC HUB GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006

                                                      THREE MONTHS ENDED APRIL
                                                                  30,
                                                          2007            2006
                                                     --------------  --------------
                                                      (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $    (210,580)  $     (90,886)
Adjustment to reconcile net loss to net cash
used in operating activities:
Loans                                                     (208,924)         11,462

Accounts Payable                                            (6,864)        106,957
Accrued Salary                                             (62,100)              -

                                                     --------------  --------------
Net cash used in operating activities                     (488,468)       (293,005)
                                                     --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (45,000)        (16,958)

                                                     --------------  --------------
Net cash used in investing activities                      (45,000)        (16,958)
                                                     --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debentures         540,000               -
  Notes Payable                                            (50,000)              -
  Additional Paid in Capital                                50,000               -
  Retained Earnings                                         (7,000)              -

                                                     --------------  --------------
Net cash provided by (used in) financing activities        533,000         100,000
                                                     --------------  --------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                               -        (209,963)

                                                     --------------  --------------
CASH AND CASH EQUIVALENTS, End of period             $           -   $     292,639
                                                     ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                        $           -   $           -
                                                     ==============  ==============
Income taxes paid                                    $           -   $           -
                                                     ==============  ==============

    The accompanying notes are an integral part of these consolidated financial statements

                       UC HUB GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by UC HUB Group, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended July 31, 2007 included in the Company's Form 10KSB for the year ended July 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended April 30, 2007 are not necessarily indicative of the results to be expected for the full year ending July 31, 2007.


NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

UC Hub Group Inc. (the "Company" or "UC Hub") (Previously E Channels Corp, previously: Expertise Technology Innovation Inc., previously: Make It Happen Management, -- in California, previously United Communications Hub, Inc.) was incorporated under the laws of the State of California on February 22, 1999. The Company operated several subsidiaries which were previously divested and has ceased all operating activities on April 10, 2006 with the sale of its final wholly owned subsidiary: eSafe, Inc. Since April 10, 2006 the Company is in a new development stage, and has not yet commenced principal operations.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. The Company has had no revenue for the period, has incurred a net loss for the three months ended April 30, 2007 in the amount of $210,580 and as of April 30, 2007 had an accumulated deficit of $18,017,418. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. The Company believes that it can raise additional funds through short-term borrowing or the additional sale of its debt or equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       UC HUB GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006
                                   (UNAUDITED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant inter-company transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

CASH AND CASH EQUIVALENTS

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are "written-off" when deemed uncollectible.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized, and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the straight-line method over the estimated useful lives of the assets, five years for computer equipment, and ten years for office furnishings.

REVENUES

Revenues are recognized only when realized / realizable and earned, in accordance with GAAP. Barter advertising revenues and the offsetting expense are recognized at the fair value as determined by similar cash transactions. Barter revenue and expenses for the three months ended April 30, 2007 were $0 and $0, respectively.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement

                       UC HUB GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006
                                   (UNAUDITED)

of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the three months ended April 30, 2007. As of April 30, 2007, there were 9,780,000 options outstanding.

INCOME TAXES

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of April 30, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately ($18,017,418) that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Accordingly, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company is uncertain if they will ever be in a position to utilize the NOL carry forward. Accordingly, the potential tax benefits of the loss carry forward are offset by a valuation allowance of the same amount.

EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2007, the only potential dilutive securities were 9,780,000 options to purchase shares of common stock, 17,280,000 warrants to purchase shares of common stock and two convertible debentures that are convertible collectively into 18,360,000 shares of common stock. For the three months ended April 30, 2007, the Company incurred net losses; therefore the effect of any dilutive securities would be anti-dilutive.

DERIVATIVE INSTRUMENTS

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains

                       UC HUB GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006
                                   (UNAUDITED)

to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. The Company has not engaged in any transactions that would be considered derivative instruments, except for the beneficial conversion feature associated with the convertible debenture issued February 23, 2007.

SPECIAL PURPOSE ENTITIES

The Company does not have any off-balance sheet financing activities.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement PlansAn amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with singleemployer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its yearend statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87.

                       UC HUB GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006
                                   (UNAUDITED)

This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the company's financial statements.

In February of 2007 the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The company is analyzing the potential accounting treatment.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109" Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company's consolidated financial statements.

NOTE 2 - COMMITMENTS

As of April 10, 2006 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                       UC HUB GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 3 - CONVERTIBLE DEBENTURES

Pursuant to a Securities Purchase Agreement, dated as of February 23, 2007, we sold an Original Issue Discount Secured Convertible Debenture having a principal amount of $540,000 (the "Debenture').The Debenture was sold for $500,000. The Company paid $30,000 in legal fees associated with this transaction. The Debenture was issued on February 23, 2007 and must be paid pursuant to its terms by February 23, 2008. The principal amount of the Debenture is convertible into 10,800,000 shares of our common stock, at the Purchasers' option, at a conversion price equal to $0.05 per share (subject to adjustment as provided in the Debenture. The Debenture does not bear interest.

The full principal amount of the Debenture is due upon a default under the terms of the Debenture. In the event that we breach any representation or warranty in the Securities Purchase Agreement, the outstanding principal amount of the Debenture, plus liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder's election, immediately due and payable in cash at the Mandatory Default Amount (as defined in the Debenture). The Debenture is collateralized with 1,500,000 shares of the Company's position in PSPP Holdings.

In connection with the sale of the Debenture, we also issued the investor a warrant to purchase 2,160,000 shares of the Company's common stock at a purchase price of $.25 per share, subject to adjustment as provided for in the warrant. The term of exercise began on February 23, 2007 and will terminate on February 23, 2009. The warrants are exercisable on a cashless basis if at any time after one year from the date of issuance of the warrant there is no effective registration statement registering or no current prospectus available for, the resale of the shares of common stock underlying the warrant. The conversion price of the Debenture and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, sell equity securities at a price that is less than the conversion price of the Debenture or take such other actions as would otherwise result in dilution of the selling stockholder's position.

The holder of the Debenture and the warrants may not convert the Debenture or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise exceeds 4.99% of the then issued and outstanding shares of common stock. This limitation may be waived by the holder of the Debenture or warrants upon not less than 61 days' prior notice to us, to change the beneficial ownership limitation to 9.99% of the number of shares of the number of our common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of this note or the exercise of the warrants. Upon such a change by a Holder of the Beneficial Ownership Limitation from such 4.99% limitation to such 9.99% limitation, the beneficial ownership limitation may not be further waived by the holder of the notes or warrants.

We claim an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the Purchasers were accredited Purchasers and/or qualified institutional buyers, he Purchasers had access to information about us and their investment, the Purchasers took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

                       UC HUB GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock
------------

During the three months ended April 30, 2007, the Company issued 500,000 shares of common stock to Bonny Farnsworth as payment in full of a Note Payable in the amount of $50,000.

Warrants
--------

Below is a summary of the warrant activity:

                                                    WEIGHTED
                                     WARRANTS        AVERAGE         AGGREGATE
                                    OUTSTANDING  EXERCISE PRICE   INTRINSIC VALUE
     Outstanding, January 31, 2007   15,120,000  $        0.0675  $              0
     Granted                          2,160,000  $          .025  $              0
     Forfeited                                -                -                 -
     Exercised                                -                -                 -
                                    -----------
     Outstanding, April 30, 2007     17,280,000
                                    ===========

The weighted average life of the outstanding warrants is 1.20 years.

NOTE 5 - SECURITIES

On April 10, 2006, the Registrant sold to PSPP Holdings, Inc. (PSPJ:OB) as an asset acquisition all of the Registrant's interest in eSafe, Inc., (a wholly owned subsidiary) pursuant to an Acquisition Agreement. In connection with the sale, a Voting Agreement was executed covering certain shares owned in the Registrant. As part of the sale the Company received 22,890,936 million shares of the common stock of PSPP Holdings, Inc. The Company carries the stock at no value.

NOTE 6 -LIABILITIES

Effective February 1, 2007 Larry Wilcox, an Officer and Director of the Company, has elected to work without compensation until such time as the Company has begun operations. In accordance to the Employment agreement dated March 5, 2004, Mr. Wilcox is employed at a rate of $360,000 per year on a 3 year continually renewable basis. As of April 30, 2007 the amount of deferred compensation was $918,500.

NOTE 7 - COMMON STOCK

Set forth below is certain information regarding securities the Company issued during the 3 month period covered by this Report, which were not registered under the Securities Act, to the extent not reported on a Form 10-QSB or Form 8-K for the period covered by this Report.

                       UC HUB GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006
                                   (UNAUDITED)

On February 5, 2007, the Company issued 500,000 shares of common stock to Bonny Farnsworth as payment in full of a Note Payable in the amount of $50,000.

================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ''Critical Accounting Policies,'' and have not changed significantly.

In addition, certain statements made in this report may constitute "forward-looking statements". These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2006 included in our Form 10KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.


OVERVIEW

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

OUR CORPORATE HISTORY

UC Hub Group Inc. (the "Company" or "UC Hub") (Previously E Channels Corp, previously: Expertise Technology Innovation Inc., previously: Make it happen Management, -- in California, previously United Communications Hub, Inc.) was incorporated under the laws of the State of California on February 22, 1999. The Company operated several subsidiaries which were divested and ceased all operating activities on April 10, 2006 with the sale of its final wholly owned subsidiary: eSafe, Inc. Since April 10, 2006 the Company is in the development stage, and has not yet commenced principal operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Revenues. Revenues are recognized only when realized / realizable and earned, in accordance with accounting principles generally accepted in the United States. Advertising revenues are recognized when the underlying advertisements are published, defined as the issuer's on-sale date. Barter advertising revenues and the offsetting expense are recognized at the fair value of the advertising as determined by similar cash transactions. Revenues from magazine subscriptions are deferred and recognized proportionately as products are delivered to subscribers.

Stock Based Compensation. We account for our stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Long-Lived Assets. We account for long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

OUR PLAN OF OPERATION

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

QUARTERLY DEVELOPMENTS

-  None.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The most significant accounting policies that are most important to the portrayal of our current financial condition and results of operations are as follows:

INFLATION

Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on its operations in the future.

Revenues: The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements". Revenue consists of the sale of products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectability is reasonably assured.

Stock Based Compensation. We account for our stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Long-Lived Assets. We account for long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

OUR PLAN OF OPERATION

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

Additionally, it should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements

ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


ITEM 4 - SUBSEQUENT EVENTS

None.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SUTTON LAW CENTER, P.C. V. ALTIGEN COMMUNICATIONS, INC., ET AL. (INCLUDING
ALLCOM)
Case No.: CV06-02167
Court: In the Second Judicial District Court of the State of Nevada, Washoe
County
Date filed: September 5, 2006

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


FEE V. UC HUB
Case No.: RCV093990
Court Filed: Rancho Cucamonga Superior Court
Date Filed: 3-21-06

Description: Plaintiff claims his shares should not have been converted when the Company merged and that he didn't get notice of the merger or public hearing. Plaintiff was amply noticed, but chose not to attend the called special meeting. It is unclear what the exact basis and nature of his claim is at this point.


LA COMMERCIAL GROUP DBA CONTINENTAL COMMERCIAL GROUP V. ALLCOM USA, INC. Case No.: RCV 094431
Court Filed: Rancho Cucamonga Superior Court
Date Filed: 4-5-06

Default judgment for $39,033.02 obtained: May 30, 2006 (See Current Liabilities:
Judgments.)

The Company will have to raise additional capital in order for the payments described above to be made to Donnelly, of which no assurance can be given. If the payments described above are not made, then Donnelly may be able to obtain a judgment for the full amount owing or a similar amount. This judgment would have a material adverse effect on the Company's financial condition and its ability to continue as a going concern.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 30, 2007 during an Extraordinary Meeting of the Board of Directors the Articles of Incorporation were Amended and Restated was approved and adopted.

On March 30, 2007 during an Extraordinary Meeting of the Shareholders by majority vote the following persons were elected to the Board of Directors, they will serve until the next annual meeting.

     Stephen Herold, age 60, Mr. Herold is the CEO of Paradigm Systems Solutions and for the previous 5 years was a consultant with the Herold group.

     Andrew E. Mercer, age 55. Mr. Mercer was educated at UCLA. He has been a Corporate Consultant for the previous 5 years.

     The Company has no material plan or agreement or arrangement either written or verbal with the above Directors.

The above developments were all reported on 4/5/2007 to the Securities Exchange Commission on Form 8-K.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

 REGULATION
 S-B NUMBER                                              EXHIBIT
--------------------------------------------------------------------------------------------------------------
   31.1     Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the
            Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------------------------------------
            Certification of the Chief Executive Officer, as the principal executive officer and the principal
   32.1     financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the
            Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------------------------------------
==============================================================================================================


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           DATE: June 11, 2007          UC HUB GROUP, INC.
                                        (Registrant)

                                        By: /s/ Larry D. Wilcox
                                        -----------------------
                                        Larry D. Wilcox
                                        Director and CEO