Form 10KSB/A
period 2006-07-31
UC Hub Group Inc
filed 2007-09-06
CIK 1072935

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
 AMENDMENT NO. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FIS

CALENDAR YEAR ENDED JULY 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

COMMISSION FILE NO. 001-15665

UC HUB GROUP, INC.
(Exact name of issuer as specified in its charter)

NEVADA	88-0389393
(State of incorporation)	(I.R.S. Employer ID No.)

285 EAST WARM SPRINGS ROAD, SUITE 105
LAS VEGAS, NEVADA 89119
(Address of principal executive offices)

Registrant's telephone number, including area code: (888) 883-5893

Securities registered under Section 12(b)	NONE.
of the Exchange Act:

Securities registered under Section 12(g)	COMMON STOCK, PAR VALUE $0.001
of the Exchange Act:	PER SHARE.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $306,480.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of July 31, 2006: $2,144,771.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2006: 24,038,749.

Documents incorporated by reference: Items 1, 2, 3, 4, 5, 6, 8, 8A, 9, 10, 11, 12, 13 and 14 of this Form 10-KSB/A, Amendment No. 1 incorporate by reference the registrant's Form 10-KSB for the fiscal year ended July 31, 2006, filed on November 13, 2006

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

TABLE OF CONTENT

Item 1.	Description of Business	1
Item 2.	Description of Property	1
Item 3.	Legal Proceedings	1
Item 4.	Submission of Matters to a Vote of Security Holders	1
Item 5.	Market for Common Equity and Related Stockholder Matters	1
Item 6.	Management's Discussion and Analysis or Plan of Operation	1
Item 7.	Financial Statements	1
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	1
Item 8A.	Controls and Procedures	1
Item 9.	Directors and Executive Officers of the Registrant	1
Item 10.	Executive Compensation	1
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	1
Item 12.	Certain Relationships and Related Transactions	1
Item 13.	Exhibits and Reports on Form 8-K	2
Item 14.	Principal Accountant and Fees and Services	2

EXPLANATORY NOTE

On November 13, 2006, we filed with the Securities and Exchange Commission our Annual Report on Form 10-KSB for the annual period ended July 31, 2006. On November 16, 2006 we filed Amendment No. 1 to correct information for Item 1 (the addition of recent events), Item 3 (the addition of a legal matter) and Item 13 (the addition of Exhibit 23.1 - Consent of Independent Certified Public Accountants.) This Amendment No. 2 to our Annual Report on Form 10-KSB is being filed (a) to correct information in our auditor’s letter to include an acknowledgement that they had audited both FYE July 31, 2006 and 2005; (b) to include only those periods as required by Item 310(a) of Regulation S-B; and (c) to correctly carry forward the Consolidated Statement of Income from 2005.

The filing of this Form 10-KSB/A Amendment No. 2 is not an admission that our Form 10-KSB or Form 10-KSB/A for the year ended July 31, 2006, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Annual Report on Form 10-KSB. We have not updated the disclosures in this Form 10-KSB/A, Amendment No. 2, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006 and Form 10-KSB/A dated November 16, 2006.

ITEM 2. DESCRIPTION OF PROPERTY.

Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006 and Form 10-KSB/A dated November 16, 2006.

ITEM 3. LEGAL PROCEEDINGS.

Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006 and Form 10-KSB/A dated November 16, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006 and Form 10-KSB/A dated November 16, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006 and Form 10-KSB/A dated November 16, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006 and Form 10-KSB/A dated November 16, 2006.

ITEM 7. FINANCIAL STATEMENTS.

See pages F-1 through F-17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006 and Form 10-KSB/A dated November 16, 2006.

ITEM 8A. CONTROLS AND PROCEDURES.

Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006 and Form 10-KSB/A dated November 16, 2006.

1

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006 and Form 10-KSB/A dated November 16, 2006.

ITEM 10. EXECUTIVE COMPENSATION.

Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006 and Form 10-KSB/A dated November 16, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006 and Form 10-KSB/A dated November 16, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006 and Form 10-KSB/A dated November 16, 2006.

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Financial Statement Schedules.

None.

(b) Exhibits

Regulation S-B Number	Exhibit
23.1	Consent of Independent Certified Public Accountants.
31.1
Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference of Registrant's report on Form 10-KSB, dated November 13, 2006 and Form 10-KSB/A dated November 16, 2006.

2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 24, 2007	UC HUB GROUP, INC. (Registrant) By: /s/ Larry D. Wilcox
Larry D. Wilcox Director and CEO

3

UC HUB Group, INC.

UC HUB Group, Inc. and Subsidiaries
Consolidated Financial Statements
Years Ended July, 2006 and 2005

Contents

Page
Report of Independent Registered Public Accounting Firm
Lawrence Scharfman, CPAPA	F-3
Consolidated Financial Statements
Balance Sheet as of July 31, 2006	F-4
Statements Of Operations For The Years Ended July 31, 2006 and 2005	F-5
Statements Of Stockholders’ Deficit For Years Ended July 31, 2006 and 2005	F-6
Statements Of Cash Flows For The Years Ended July 31, 2006 and 2005	F-7
Notes To Consolidated Financial Statements	F-8

LAWRENCE SCHARFMAN & CO., CPA P.A.
CERTIFIED PUBLIC ACCOUNTANTS

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
UC Hub Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of UC Hub Group Inc as of July 31, 2006 and the related statements of losses, deficiency in stockholders equity and cash flows for the years ended July31, 2005 and 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position OF UC Hub Group Inc. as at July 31,2006 and the consolidated results of its operations, statements of stockholders equity and cash flows for the years ended , in conformity with accounting principles generally accepted in the United States of America.

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

LAWRENCE SCHARFMAN CPAPA

Certified Public Accountants
Boynton Beach Florida
August 22, 2007

/s/ Lawrence Scharfman
LAWRENCE SCHARFMAN CPAPA
CERTIFIED PUBLIC ACCOUNTANTS

UC HUB Group & Subsidiaries, Inc.
Consolidated Balance Sheet
for the Year Ended

July 31,
2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$143,793
Accounts Receivable, net of allowance of $74,042	323,543
Other current assets	976,244
Total current assets	$1,443,580

Property and equipment, net of accumulated
depreciation of $49,934	28,658
Total assets	1,472,238

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	2,021,367
Notes payable	354,965

Total current liabilities	2,376,332

Convertible Debenture	378,000
Long term payables	248,016

Total Liabilities	3,002,348

Stockholders' (deficit)
Convertible Preferred stock, 5,000,000 shares authorized, .001 par value per share; 4,821,952 shares issued and outstanding at July 31, 2006	4,822
Common stock, .001 par value 50,000,000 shares authorized, 25,130,753 shares issued and outstanding at July 31, 2006	25,131
Stock subscription receivable	18,900
Additional paid-in capital	15,860,232
Accumulated (deficit)	(17,292,623)
Deferred Compensation	(146,137)
Common Stock Issued in Advance	(435)

Total stockholder's (deficit)	(1,530,110)

Total liabilities and stockholders' (deficit)	1,472,238

The accompanying notes are an integral part of these financial statements.

UC HUB Group & Subsidiaries, Inc.
Consolidated Statement of Losses
for the Year Ended

	July 31,	July 31,
	2006	2005

Revenues	$306,480	$2,758,269

Cost of Sales	$370,198	$1,551,529

Gross Profit	(63,718)	1,206,740

Selling, general, and administrative expenses	$669,782	$2,554,835
Acquisition costs	-	-

Total operating expenses	669,782	2,554,835

Loss before other income and expense	(733,500)	(1,348,095)

Other income (expense):
Interest income (expense)	$-	$(4,894)
Legal settlement	-	-
Loss on sale of investments	-	-

Income (loss) before income taxes	(733,500)	(1,352,989)

Income tax benefit	-	-

Net Loss	(733,500)	(1,352,989)

PER SHARE INFORMATION -
BASIC AND FULLY DILUTED
Weighted average shares outstanding	(0.03)	(0.11)

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss	22,923,990	12,627,615

The accompanying notes are an integral part of these financial statements.

UC HUB Group & Subsidiaries, Inc.
Consolidated Statements of Stockholders’ Deficit
For The Years Ended July 31, 2006 and 2005

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, July 31, 2004	4,271,919	4,272	2,467,734	2,468	13,750,110	(15,206,430)	(1,449,580)

Common stock issued for conversion of Preferred	(1,022,127)	(1,022)	3,066,381	3,066	(2,044)
Common Stock subscribed			282,945	283	74,717		75,000
Common stock issued to acquisitions			100,000	100	59,900		60,000
Common stock issued to consultant and employees for services rendered			6,062,123	6,062	499,094		505,156
Common stock issued for ESOP			2,600,000	2,600	199,725		202,325
Common Stock issued to reduce debt			2,339,149	2,339			2,339
Net Loss						(1,352,989)	(1,352,989)

Balance, July 31, 2005	3,249,792	3,250	16,918,332	16,918	14,581,502	(16,559,419)	(1,957,749)

Common stock issued for conversion of Preferred	(869,337)	(869)	3,889,942	3,890	(3,021)
Issuance of Preferred Stock	2,441,497	2,441					2,441
Issuance Common Stock			4,322,475	4,322	1,281,751		1,286,074
Net Loss						(733,204)	(733,204)

Balance, July 31, 2006	4,821,952	$4,822	25,130,749	$25,131	$15,860,232	$(17,292,623)	$(1,402,438)

The accompanying notes are an integral part of these financial statements.

UC HUB Group & Subsidiaries, Inc.
Consolidated Statements of Cash Flows
for the Year Ended July 31,

	2006	2005

OPERATING ACTIVITIES
Net (loss)	$(733,500)	$(1,352,989)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Gain on settlement of Qwest obligations
Impairment of goodwill
Depreciation	9,071	9,071
Acquisition costs
Stock issued for services
Change in allowance for bad debt
Changes in:
Accounts receivable	(184,539)	41,856
Other current assets	(1,161,139)	4,445
Deposits
Accounts payable	247,361	385,572
Accrued expenses
Accrued interest		4,437
Contract payable
Other current liabilities	164,833
Accounts payable -LT		107,365
Stock subscription receivable

Net cash (used in) operating activities	(1,657,913)	(800,243)

INVESTING ACTIVITIES
Acquisition of property and equipment
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from stock subscription receivable		459,110
Proceeds from sale of common stock, net	1,123,996
Proceeds from shareholder loan, net	304,965
Proceeds from convertible loan, net
Proceeds from notes payable, net	329,511	340,047
Net cash provided by financing activities	1,758,472	799,157

Net increase (decrease) in cash	100,559	(1,086)

CASH AT BEGINNING OF YEAR	43,234	44,320

CASH AT END OF YEAR	$143,793	$43,234

The accompanying notes are an integral part of these financial statements.

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

UC Hub Group Inc. ("Company" or "UC Hub") was formed on February 22, 1999 under the laws of the State of California.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, AllCom USA, Inc through the end of 2005 and eSAFE, Inc. through its sale to PSPP Holdings, Ltd. on April 10, 2006. Significant inter-company transactions have been eliminated in consolidation.

UC Hub is a communications software development and distribution company with primary interests in digital communications and digitally based products and services necessary to support the corporate vision of the "Digital City." During the year ending July 31, 2006, we had two wholly owned subsidiaries and a software division:

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

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of (733,500) and (1,352,989) during the twelve months ended July 31, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets by 932,752 as of July 31, 2006 (see Note B).

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue when earned in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

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

COMPREHENSIVE INCOME

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

Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended July 31, 2006 and 2005 would have been increased to the pro forma amounts indicated below:

	July 31,
	2005	2006
Net loss, as reported	$(1,352,989)	$(733,204)
Add: Total stock-based employee
compensation expense determined under
fair value based method for all awards	$-	$-

Pro forma net loss	$(1,352,989)	$(733,204)

Earnings per share (post-split):
Basic and diluted loss per share:
As reported	$(0.11)	$(0.03)

Pro forma	$(0.11)	$(0.03)

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

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs* an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions*an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental

Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended July 31, 2006 and 2005, the Company incurred losses of (733,500)and (1,352,989), respectively. In addition, the Company has a stockholder's deficit of (1,530,110). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C - ACQUISITION AND CAPITAL RESTRUCTURE

None.

NOTE D -BUSINESS ACQUISITION

None.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2006 consists of the following:

July 31, 2006

Office equipment and related equipment:
Furniture and fixtures	78,592

Less accumulated depreciation	(49,935)

Property and equipment - net	28,658

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

At July 31, 2006, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately that may be used to offset future taxable income. In the opinion of management, it is more likely than not that the benefits will not be realized based upon the earnings history of the Company.

NOTE G - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

Income (loss) before income taxes	$(733,204)	$(1,352,989)

NET LOSS PER COMMON SHARE	$(0.03)	$(0.11)
Profit (Loss) from operations
Loss from discontinued operations
Net loss

PER SHARE INFORMATION -	$22,923,990	$12,627,615
BASIC AND FULLY DILUTED
Weighted average shares outstanding

NOTE H - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at July 31, 2006 are as follows:

Other accrued expenses in connection with litigation	-
Accounts payable and accrued expenses	556,452
Accrued payroll and related expenses	1,294,471
Accrued interest	44,371
Other accrued expenses	126,093

Total	$2,021,367

NOTE I - NOTES PAYABLE

Convertible Promissory Notes payable

In June 2006 the company borrowed $378,000 in convertible debentures.

As of July 31, 2006, the Company owed $354,965 in Notes payable, including accrued interest.

Other notes payable

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

NOTE J - CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of cumulative preferred stock, par value .001 per share. The preferred shares are convertible to common stock at a current ratio of 3:1. During the twelve months ended July 31, 2006, the Company converted shares of preferred stock outstanding into shares (post-split) of common stock.

COMMON STOCK - UC HUB GROUP (PUBLIC COMPANY)

The Company is authorized to issue 100,000,000 shares of common stock, par value .001 per share. During the twelve months ended July 31, 2006, the Company issued 8,212,417 shares of common stock.

NOTE L - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases office space in Las Vegas, Nevada for its sales and administrative offices. The lease is fully cancelable and on a month-to-month commitment.

Rent expense charged to operations was $900 and $131,725 for the years ended July 31, 2006 and 2005, respectively.

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has entered into various employment agreements with certain of our officers and affiliated parties, as follows:

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

None.

NOTE O - SUBSEQUENT EVENTS

None.