Form 10KSB/A
period 2006-07-31
UC Hub Group Inc
filed 2007-10-09
CIK 1072935

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
 AMENDMENT NO. 3

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL

YEAR ENDED JULY 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2006: 24,038,749.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

TABLE OF CONTENT

Item 1.	Description of Business	1
Item 2.	Description of Property	1
Item 3.	Legal Proceedings	1
Item 4.	Submission of Matters to a Vote of Security Holders	1
Item 5.	Market for Common Equity and Related Stockholder Matters	1
Item 6.	Management's Discussion and Analysis or Plan of Operation	1
Item 7.	Financial Statements	1
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	1
Item 8A.	Controls and Procedures	1
Item 9.	Directors and Executive Officers of the Registrant	2
Item 10.	Executive Compensation	2
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	2
Item 12.	Certain Relationships and Related Transactions	2
Item 13.	Exhibits and Reports on Form 8-K	2
Item 14.	Principal Accountant Fees and Services	2

EXPLANATORY NOTE

On September 6, 2007 we filed Amendment No. 2 to our Annual Report on Form 10KSB, which inadvertently had a typographical error in the auditor’s opinion letter. This filing of Amendment 3 is being issued solely for the purpose of correcting that error.

The filing of this Form 10-KSB/A Amendment No. 3 is not an admission that our prior submissions, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Annual Report on Form 10-KSB.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-KSB/A should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-KSB/A as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, other than as required by law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 and September 6, 2007.

ITEM 2. DESCRIPTION OF PROPERTY.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 and September 6, 2007.

ITEM 3. LEGAL PROCEEDINGS.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 and September 6, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 and September 6, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 and September 6, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 and September 6, 2007.

ITEM 7. FINANCIAL STATEMENTS.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 and September 6, 2007, with the exception of the corrected auditor’s letter found on Page F-2 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 and September 6, 2007.

ITEM 8A. CONTROLS AND PROCEDURES.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 and September 6, 2007.

1

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 and September 6, 2007.

ITEM 10. EXECUTIVE COMPENSATION.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 and September 6, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 and September 6, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 and September 6, 2007.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 and September 6, 2007.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: October 1, 2007	UC HUB GROUP, INC. (Registrant)

By: /s/ Larry D. Wilcox
Larry D. Wilcox Chairman and CEO

3

UC HUB Group, INC.
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

F - 1

LAWRENCE SCHARFMAN & CO., CPA P.A.
CERTIFIED PUBLIC ACCOUNTANTS

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
UC Hub Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of UC Hub Group, Inc as of July 31, 2006 and the related statements of losses, deficiency in stockholders equity and cash flows for the years ended July 31, 2006 and 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UC Hub Group Inc. as at July 31, 2006 and the consolidated results of its operations, statements of stockholders equity and cash flows for the years ended July 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LAWRENCE SCHARFMAN & CO, CPA P.A.
Certified Public Accountants
Boynton Beach, Florida
September 18, 2007

F - 2