Form 10KSB/A
period 2006-07-31
UC Hub Group Inc
filed 2007-11-01
CIK 1072935

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
 AMENDMENT NO. 4

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

EXPLANATORY NOTE

On October 9, 2007 we filed Amendment No. 3 to our Annual Report on Form 10KSB, which corrected the auditor’s opinion letter, but inadvertently did not include the entire section as required by SEC Rules and Regulations. This filing of Amendment 4 is being issued solely for the purpose of correcting that error.

The filing of this Form 10-KSB/A Amendment No. 4 is not an admission that our prior submissions, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 September 6, 2007, and October 9, 2007.

ITEM 2. DESCRIPTION OF PROPERTY.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 September 6, 2007, and October 9, 2007.

ITEM 3. LEGAL PROCEEDINGS.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 September 6, 2007, and October 9, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 September 6, 2007, and October 9, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 September 6, 2007, and October 9, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 September 6, 2007, and October 9, 2007.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this Amended Annual Report as indexed in the appendix on page F-1 through F-17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 September 6, 2007, and October 9, 2007.

ITEM 8A. CONTROLS AND PROCEDURES.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 September 6, 2007, and October 9, 2007.

1

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 September 6, 2007, and October 9, 2007.

ITEM 10. EXECUTIVE COMPENSATION.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 September 6, 2007, and October 9, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 September 6, 2007, and October 9, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 September 6, 2007, and October 9, 2007.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference to the Registrant's Form 10-KSB dated November 13, 2006, as amended on November 16, 2006 September 6, 2007, and October 9, 2007.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: October 26, 2007	UC HUB GROUP, INC. (Registrant)

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

NOTE G - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

Income (loss) before income taxes	$(733,204)	$(1,352,989)

NET LOSS PER COMMON SHARE	$(0.03)	$(0.11)
Profit (Loss) from operations
Loss from discontinued operations
Net loss

PER SHARE INFORMATION - BASIC AND FULLY DILUTED	$22,923,990	$12,627,615
Weighted average shares outstanding

NOTE H - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at July 31, 2006 are as follows:

Other accrued expenses in connection with litigation	-
Accounts payable and accrued expenses	556,452
Accrued payroll and related expenses	1,294,471
Accrued interest	44,371
Other accrued expenses	126,093
Total	$2,021,367

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