Form 10KSB
period 2007-07-31
UC Hub Group Inc
filed 2007-11-13
CIK 1072935

SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2007.

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
$0.001 PER SHARE.
(Title of class)

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15 (d) of the Exchange Act. ☐

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

State issuer's revenues for its most recent fiscal year:$0 .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 25, 2007: $2,144,771.

State the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2007: 26,269,679.

Documents incorporated by reference: None.

Contents

ITEM 1. DESCRIPTION OF BUSINESS.	3
GENERAL	3
HISTORICAL DEVELOPMENT	3
BUSINESS	4
EMPLOYEES	4
RISK FACTORS	4
RISKS RELATING TO OUR BUSINESS	4
ITEM 2. DESCRIPTION OF PROPERTY.	9
ITEM 3. LEGAL PROCEEDINGS.	9
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	10
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.	11
RECENT SALES OF UNREGISTERED SECURITIES	11
PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS	12
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.	12
RESULTS OF OPERATIONS	12
LIQUIDITY AND CAPITAL RESOURCES	13
APPLICATION OF CRITICAL ACCOUNTING POLICIES	13
RECENT DEVELOPMENTS	13
OFF-BALANCE SHEET ARRANGEMENTS	14
ITEM 7. FINANCIAL STATEMENTS.	14
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	14
ITEM 8A. CONTROLS AND PROCEDURES.	15
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.	15
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE	15
COMMITTEES OF THE BOARD OF DIRECTORS	15
COMPENSATION OF DIRECTORS	17
CODE OF ETHICS	17
ITEM 10. EXECUTIVE COMPENSATION.	18
SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION	18
STOCK OPTION AND STOCK APPRECIATION RIGHTS	18
OPTION EXERCISES AND HOLDINGS	19
EMPLOYMENT AGREEMENTS	19
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	19
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS	19
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	20
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	20
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.	20
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.	21

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

In April 2006, the company sold its interest in eSafe, Inc., a wholly-owned subsidiary, to PSPP Holdings, Inc.

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

OurTown2. OurTown2 is our municipal government software that interfaces customer or citizen with municipal government management software that has been sold and/or licensed to multiple cities throughout the United States. The base software code has been updated and enhanced to include expanded transaction-based services for a municipality to increase revenue while maintaining the audit requirements needed to comply with state and federal funding programs. A companion product helps governments reduce the burden on their 911 call centers by providing online answers to citizens' frequently asked questions. The software can schedule, track, manage, report, query, do costing analysis, budget and allocate resources. It is our hope to upgrade this service offering in 2007 so that it is a more robust Application Service Product (ASP) model.

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

EMPLOYEES

Currently, we have one employee. As we grow, we will need to attract an unknown number of additional qualified employees, however we could be unsuccessful in attracting and retaining the persons needed. The Inland Empire area of southern California, where we are located, is one of the fastest growing areas in the United States; therefore, we expect to find a ready source of available labor to support our growth.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

Growth by acquisition.

We intend to acquire synergistic companies as we develop and grow the business. Any time a company's growth strategy depends on the acquisition of other companies there is substantial risk. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete them, and manage post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities. If the business becomes impaired, there could be partial or full write-offs attributed to the acquisition.

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

Dependence on key employee(s).

Our business is dependent upon our senior executive officer, Larry Wilcox. Mr. Wilcox understands the Digital distribution hub arena and has positioned us to offer some key vertical services to a Digital City. In the event of future growth in administration, marketing, manufacturing and customer support functions, we will need to increase the depth and experience of our management team by adding new members. Our success will depend to a large degree upon the active participation of our key officers and employees. Loss of services of any of the current officers and directors, especially Mr. Wilcox as he is the author of the Digital City vision and his absence could have a significant adverse effect on our direction, the necessary chronology, operations and prospects. There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

Need for additional specialized personnel

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

No Patents, Trademarks or Copyrights.

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

Risks Related to our Stock.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

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

Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders

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

Because of the limited trading market for our common stock, and because of the possible price volatility, investors may not be able to sell your shares of common stock when you desire to do so. During 2004 and 2005, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $0.65 to a low of $0.05 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity since the price for our common stock may suffer greater declines due to its price volatility.

Certain factors, some of which are beyond our control, may cause our share price to fluctuate significantly include, but are not limited to, the following:

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

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series, and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

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

Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our common stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

-	Sets forth the basis on which the broker or dealer made the suitability determination; and- That the broker or dealer received a signed, written agreement from the investor prior to the transaction

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently does not lease any office space, and utilizes space provided by its Principle Executive Officer.

ITEM 3. LEGAL PROCEEDINGS.

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

Case No.: RCV 094431
Court Filed: Rancho Cucamonga Superior Court
Date Filed: 4-5-06

Default judgment for $39,033.02 obtained: May 30, 2006 (See Current Liabilities: Judgments.)

The Company will have to raise additional capital in order for the payments described above to be made to Donnelly, of which no assurance can be given. If the payments described above are not made, then Donnelly may be able to obtain a judgment for the full amount owing or a similar amount. This judgment would have a material adverse effect on the Company’s financial condition and its ability to continue as a going concern.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board under the symbol "UCHB.OB." The following table sets forth, for the fiscal quarters indicated, the high and low closing prices for our common stock quoted on the OTC Bulletin Board provided by the historical pricing as reflected in http://finance.yahoo.com. These quotations reflect inter-dealer prices, without mark-up, markdown or commission, and may not represent actual transactions.

FISCAL 2007
QUARTERS ENDED

July 31, 2007	$0.05	$0.05
April 30, 2007	$0.03	$0.03
January 31, 2007	$0.05	$0.05
October 31, 2007	$0.06	$0.07

FISCAL 2006
QUARTER ENDED

July 31, 2006	$0.053	$0.053
April 30, 2006	$0.070	$0.070
January 31, 2006	$0.098	$0.098
October 30, 2006	$0.074	$0.070

We currently have 27,694,674 shares of our common stock outstanding and 4,306,667 shares of our Series A preferred stock outstanding. Our shares of common stock are held by approximately 150 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

-	On February 5, 2007, we issued 500,000 shares of common stock to convert a Note Payable in the amount of $50,000.

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

RESULTS OF OPERATIONS

Comparison of the Twelve Months Ended July 31, 2007 to the Twelve Months Ended July 31, 2006:

Revenue. Our total revenue was $0 for the 12 months ended July 31, 2007 compared to $306,480 for the same period ended July 31, 2006, a decrease of $306,480 or approximately 100 percent.

Gross Profit. Our gross profit was$0 of sales for the 12 months ended July 31, 2007 versus (63,718) for the 12 months ended July 31, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the 12 months ended July 31, 2007 were $524,998 , a decrease of or approximately as compared to SG&A of $669,782 for the 12 months ended July 31, 2006. The reduction is primarily attributable to the elimination of unprofitable business.

Interest Expense. We incurred $1,000 of interest expense during the 12 months ended July 31, 2007, compared to interest expense of $0 incurred during the 12 months ended July 31, 2006.

Net Income (Loss). Our net loss for the 12 months ended July 31, 2007 was - , a decrease of $144,784 or approximately 22% compared to a loss of - for the year ended July 31, 2006. The improvement of net income was due primarily to the elimination of unprofitable business.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2007, we had a working capital deficit of . We generated a deficit in cash flow from operations of (554,382) for the 12 months ended July 31, 2007. The decrease in cash flow from operating activities for the period was primarily attributable to the consolidation of corporate functions.

We met our cash requirements during the period through proceeds from a long-term debt obligation and Additional Paid-In Capital of $120,951

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

Without additional funding, we believe we do not have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Capital Expenditures and Commitments. We do not anticipate the sale of any material property, plant or equipment during the next 12 months. Without substantial financial resources we do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Our independent auditor's report on our July 31, 2007 financial statements included in this Annual Report states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

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

RECENT DEVELOPMENTS

The Company is currently working with various entities to attempt either an acquisition or merger. We are also in negotiations to rescind the acquisition of International Waste Water assets, as certain assurances on the part of IWW were not met. In addition, the Company has recently begun to close down Allcom USA, a subsidiary of whose assets were sold in 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our principle executive and principle financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our principle executive/financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our directors and executive officers are:

NAME	AGE	HELD SINCE	HELD SINCE
Larry Wilcox	60	Chairman, President, Principle Executive	1999

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended July 31, 2007, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

COMMITTEES OF THE BOARD OF DIRECTORS

Compensation Committee. Our board of directors has a compensation committee. However, no members to the committee have been appointed and the committee has not been formally organized. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. Our board adopted a written charter for the compensation committee. Since the compensation committee has been formed recently, there have been no meetings held or members appointed at the time of this Annual Report.

Audit Committee. Our board of directors has an audit committee which will be directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. Our board adopted a written charter for the audit committee. The audit committee will review and evaluate our internal control functions. Since the audit committee has been formed recently, there have been no meetings held or members appointed at the time of this Annual Report.

The members of the audit committee will be independent as defined under Rule 4200(a)(15) of the NASD's listing standards.

Executive Committee. We do not have an executive committee, although our board of directors is authorized to create one.
Nominating Committee. Our board of directors has a nominating committee. No meetings have been held or members appointed. The functions to be performed by the nominating committee include selecting candidates to fill vacancies on the board of directors, reviewing the structure and composition of the board, and considering qualifications requisite for continuing board service. The nominating committee will consider candidates recommended by any of our stockholders.
The policies and procedures with respect to the consideration of such candidates are set forth below.

The recommended candidate is to be submitted to us in writing addressed to our principal offices. The recommendation is to be submitted by the date specified in Rule 14a-8 of the Exchange Act for submitting stockholder proposals to be included in our annual stockholders' meeting proxy statement.

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

Director Qualifications Criteria. As minimum qualifications, all candidates must have the following characteristics:

-	The highest personal and professional ethics, integrity and values;

-	Broad-based skills and experience at an executive, policy-making level in business, academia, government or technology areas relevant to our activities;

-	A willingness to devote sufficient time to become knowledgeable about our business and to carry out his duties and responsibilities effectively;

-	A commitment to serve on the board for two years or more at the time of his initial election; and

-	Be between the ages of 30 and 70, at the time of his/her initial election.

Process for Identifying and Evaluating Candidates. The nominating committee's process for identifying and evaluating candidates is:

-	The chairman of the board, the nominating committee, or other board members identifies the need to add new members to the board with specific criteria or to fill a vacancy on the board;

-	The chair of the nominating committee initiates a search, working with staff support and seeking input from the members of the board and senior management, and hiring a search firm, if necessary;

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

We have adopted a code of ethics that applies to all our employees.

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

A copy of our code of ethics is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto. We have posted a copy of the code of ethics on our website at www.uchub.net

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 285 E. Warm Springs Road, Suite 105, Las Vegas, Nevada 89119.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to UC Hub Group, Inc. and our subsidiaries for the fiscal years ended July 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
					Restricted	Securities
					Stock	underlying
				Other annual	Award(s)	Options/Salaries	LTIP	Total Other
Name	Year	Salary ($)	Bonus ($)	compensation ($)	(#)	($)	Payout ($)	Compensation

Larry Wilcox (1)	2007	-	-	-	-	-	-	-
Larry Wilcox (1)	2006	-	-	-	-	-	-	-

(1) Mr. Wilcox is our Principle Executive Officer, Director and Principle Financial Officer. He signed an employment agreement with us on February 1, 2004 that provides for an annual base salary of $360,000 with discretionary bonuses calculated by our board of directors. However, Mr. Wilcox has not taken, nor accrued any salary for the Fiscal years ending July 31, 2007 and 2006.

STOCK OPTION AND STOCK APPRECIATION RIGHTS

No options were granted during the FYE July 31, 2007. The company has outstanding 9,780,000 options granted to Larry Wilcox and Steven Herold.

OPTION EXERCISES AND HOLDINGS

There were no Option Exercises that were activated or exercised.

The compensation program for our executives consists of three key elements:

-	A base salary,

-	A performance bonus, and

-	Periodic grants and/or options of our common stock.

Base Salary. The chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the chief executive officer. For fiscal 2007, the following base salary was paid to our executive officers:
Larry Wilcox: $0

Performance Bonus. A portion of each officer's total annual compensation is in the form of a bonus. All bonus payments to officers must be approved by the compensation committee based on the individual officer's performance and company performance. For fiscal 2007 no bonus compensation was paid to any of our executive officers.

Stock Incentive. Stock options are granted to executive officers based on their positions and individual performance. Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The compensation committee considers the recommendations of the chief executive officer for stock option grants to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation. For fiscal 2007 no stock option grants where given to any of our executive officers.

EMPLOYMENT AGREEMENTS

We have entered into an employment agreement with our Chief Executive Officer as of February 1, 2004 with Larry Wilcox as president and chief executive officer. The term of the agreement is for three years with an automatic extension beginning on the third anniversary of the agreement, and continuing every third anniversary, unless either party notifies the other in writing more than 90 days prior to the extension date that the agreement is no longer to be extended. The agreement provides that Mr. Wilcox may devote time to Wilcox Productions, so long as he continues to completely and adequately perform his duties pursuant to the agreement. Mr. Wilcox will receive a salary of $360,000 per year, plus incentive bonuses and stock options for 1,500,000 shares of our common stock exercisable at $0.16 per share under our 2003 Stock Option Plan. Mr. Wilcox is also subject to a non-competition agreement. NOTE: The 1,500,000 options granted Mr. Wilcox were cancelled on 5/25/2005and replaced with a grant by the board of directors of 6,585,000 options at a $.06 strike price.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Number of Securities
remaining Available for
	Number of Securities to	Weighted average	Future Issuance Under
	be issued upon exercise	exercise price of	Equity Compensation Plans
	of outstanding options,	outstanding options	(Excluding Securities
	warrants and rights	warrants and rights	Reflected in Column "A")
	(a)	(b)	(c)
Equity Compensation Plan approved by Security Holders	-	-	$0
Equity Compensation Plan not approved by Security Holders	-	-	$0

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2007, information concerning ownership of our securities by:

-	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-	Each director;

-	Each named executive officer; and

-	All directors and officers as a group.

BENIFICIAL OWNERS AND MANAGEMENT EQUITY POSITION(S)

	Common Stock Benificially	Preferred Stock Benificially
Name and Address of Benificial Owner (1)	Owned (2)	Owned (3)
Larry Wilcox (4)	605,847	2,947,816.67
All Benificial Owners (as a Group)	605,847	2,947,816.67

1) Unless otherwise indicated, the address for each of the stockholder(s) listed herein is c/o HC Hub Group, Inc., 285 E. Warm Springs Road, Suite 105, Las Vegas, Nevada. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.

(2) Beneficial ownership is determined in accordance with the rules of the SEC.

(3) Each share of the Series A preferred stock is convertible into three shares of Common Stock. The percentages of voting power prior to conversion are approximately the same.

(4) Includes 18,971 shares of our common stock and 926,150 shares of our Series A preferred stock owned by the Wilcox Limited Family Partnership, 21,666.67 shares of Series A preferred stock owned by two minor children of Mr. Wilcox, and 586,876 shares of our common stock owned by Mr. Wilcox's children.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of UC Hub Group, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company currently owes $301,310 to Larry Wilcox, its Chief Executive Officer, for unpaid salary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Financial Statement Schedules.

None.

(b) Exhibits

Regulation S-B Number	Exhibit
23.1**	Consent of Independent Certified Public Accountants.
31.1**
Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES
The aggregate fees billed by Lawrence Scharfman CPA P.A. for professional services rendered for the audit of our annual financial statements for fiscal year ended July 31, 2007 were $25,000.

AUDIT-RELATED FEES
There were no other fees billed by Lawrence Scharfman CPA PA for professional services rendered, other than as stated under the captions Audit Fees.

TAX FEES
There were no other fees billed by Lawrence Scharfman CPA PA for professional services rendered, other than as stated under the captions Audit Fees.

ALL OTHER FEES
There were no other fees billed by Lawrence Scharfman CPA PA for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2007	UC HUB GROUP, INC. (Registrant) By: /s/ Larry D. Wilcox
Larry D. Wilcox Director and CEO

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FINANCIAL STATEMENTS AND SCHEDULES
JULY 31, 2007 AND 2006
UC HUB GROUP, INC

LAWRENCE SCHARFMAN & CO., CPA P.A.
CERTIFIED PUBLIC ACCOUNTANTS

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
UC Hub Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of UC Hub Group, Inc as of July 31, 2007 and the related statements of losses, deficiency in stockholders equity and cash flows for the years ended July 31, 2007 and 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UC Hub Group Inc. as at July 31, 2007 and the consolidated results of its operations, statements of stockholders equity and cash flows for the years ended July 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LAWRENCE SCHARFMAN & CO, CPA P.A.
Certified Public Accountants
Boynton Beach, Florida
November 13, 2007

UC HUB Group & Subsidiaries, Inc.
Consolidated Balance Sheet
for the Year Ended

July 31,
2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$601
Accounts Receivable, net of allowance of $0	$-
Other current assets	127,046
Total current assets	$127,648

Property and equipment, net of accumulated depreciation of $59,005	19,588
Licenses an Software	172,000
Marketable Securities (Investment PSPP)	4,326,387
Total assets	4,645,623

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	156,363
Accrued Officer Salary	349,282
Notes payable	-
Total current liabilities	505,645

Convertible Debenture	918,000
Long term payables	395,500

Total Liabilities	1,819,145

Stockholders' (deficit)
Convertible Preferred stock, 10,000,000 shares authorized,
.001 par value per share; 4,821,952 shares issued and
outstanding at July 31, 2006	4,307

Common stock, .001 par value 50,000,000 shares authorized,
25,130,753 shares issued and outstanding at July 31, 2006	27,695

Stock subscription receivable	-
Additional paid-in capital	15,981,183
Additional paid-in capital - Equity Investment in PSPP Holdings	4,326,387
Accumulated (deficit)	(17,513,094)
Deferred Compensation	-
Common Stock Issued in Advance	-
Total stockholder's (deficit)	2,826,478

Total liabilities and stockholders' (deficit)	4,645,623

The accompanying notes are an integral part of these financial statements.

UC HUB Group & Subsidiaries, Inc.
Consolidated Statement of Losses
for the Year Ended

	July 31,	July 31,
	2007	2006

Revenues	$0	$306,480

Cost of Sales	$0	$370,198

Gross Profit	$0	(63,718)

Selling, general, and administrative expenses	$524,998	$669,782
Bad Debt Expense	$372,604
Debenture Expense	$40,000
Acquisition costs	-	-

Total operating expenses	937,602	669,782

Loss before other income and expense	(937,602)	(733,500)

Other income (expense):
AP adjustment due to Sale of Subsidiary (income)	$543,351
Long Term Loan Forgiveness	$157,481
Stock Subscription Receivable adjustment (income)	$18,900
Common Stock issued as part of asset acquisition (income)	$1,000
Interest income (expense)	$(3,601)	$-
Legal settlement	-	-
Loss on sale of investments	-	-

Income (loss) before income taxes	(220,471)	(733,500)

Income tax benefit	-	-

Net Loss	(220,471)	(733,500)

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss	(0.01)	(0.03)

PER SHARE INFORMATION -
BASIC AND FULLY DILUTED
Weighted average shares outstanding	26,915,314	22,923,990

The accompanying notes are an integral part of these financial statements.

UC HUB Group & Subsidiaries, Inc.
Consolidated Statements of Stockholders’ Deficit
For The Years Ended July 31, 2007 and 2006

					Additional
	Preferred		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, July 31, 2005	3,249,792	3,250	16,918,332	16,918	14,581,502	(16,559,419)	(1,957,749)

Common stock issued for conversion of Preferred	(869,337)	(869)	3,889,942	3,890	(3,021)
Issuance of Preferred Stock	2,441,497	2,441					2,441
Issuance Common Stock			4,322,475	4,322	1,281,751		1,286,074
Net Loss						(733,500)	(733,500)
Balance, July 31, 2006	4,821,952	4,822	25,130,749	25,131	15,860,232	(17,292,919)	(1,402,734)

Common stock issued for conversion of Preferred	(87,975)	(88)	263,925	264	(176)
Issuance Common Stock			2,300,000	2,300	120,700		123,000
Adjustments to Preferred	(427,310)	(427)			427
Net Loss						(220,471)	(220,471)
Prior Years Adj. to Retained Earnings						68,483
Balance, July 31, 2007	4,306,667	4,307	27,694,674	27,695	15,981,183	(17,444,907)	(1,500,205)

The accompanying notes are an integral part of these financial statements.

UC HUB Group & Subsidiaries, Inc.
Consolidated Statements of Cash Flows
for the Year Ended July 31,

	2007	2006

OPERATING ACTIVITIES
Net (loss)	$(220,471)	$(733,500)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Gain on settlement of Qwest obligations
Impairment of goodwill
Depreciation	9,070	9,071
Acquisition costs
Stock issued for services
Change in allowance for bad debt
Changes in:
Accounts receivable	323,543	(184,539)
Other current assets	849,198	(1,161,139)
Deposits
Accounts payable	(357,045)	247,361
Accrued expenses	(989,560)
Accrued interest
Contract payable
Other current liabilities	(94,117)	164,833
Accounts payable -LT
Stock subscription receivable	(75,000)

Net cash (used in) operating activities	(554,382)	(1,657,913)

INVESTING ACTIVITIES
Acquisition of property and equipment	(4,498,387)
Net cash (used in) investing activities	(4,498,387)	-

FINANCING ACTIVITIES
Proceeds from stock subscription receivable
Proceeds from sale of common stock, net	250,672	1,123,996
Proceeds from shareholder loan, net	-	304,965
Proceeds from convertible loan, net	540,000
Proceeds from notes payable, net	(207,481)	329,511
Proceeds from Equity Investment in PSPP Holdings	4,326,387

Net cash provided by financing activities	4,909,578	1,758,472

Net increase (decrease) in cash	(143,191)	100,559

CASH AT BEGINNING OF YEAR	143,792	43,233

CASH AT END OF YEAR	$601	$143,792

The accompanying notes are an integral part of these financial statements.

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

UC Hub Group Inc. ("Company" or "UC Hub") was formed on February 22, 1999 under the laws of the State of California.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

UC Hub is a communications software development and distribution company with primary interests in digital communications and digitally based products and services necessary to support the corporate vision of the "Digital City."

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of - and - during the twelve months ended July 31, 2007 and 2006, respectively. The Company's current liabilities exceeded its current assets by $ 377,997 as of July 31, 2007 (see Note B).

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

Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended July 31, 2007 and 2006 would have been increased to the pro forma amounts indicated below:

	July 31,
	2,007	2,006
Net Loss, as reported	(937,602)	(733,500)
Add: Total stock based employee compensation
compensation expense determined under fair
market value based method for all awards	-	-

Pro forma net loss	(937,602)	(733,500)

Earnings per share:
Basic and diluted loss per share:

As reported	(0.01)	(0.03)

Pro forma	(0.01)	(0.03)

In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 as of July 31, 2007.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $0 and $7,495 during the years ended July 31, 2007 and 2006, respectively.

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

In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures About Pensions And Other Postretirement Benefits." This pronouncement, SFAS No. 132-R, expands employers' disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, and No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2006. Since the Company does not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on the Company's results of operations or financial condition. Other significant recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants, and the SEC are discussed elsewhere in these notes to the consolidated financial statements. In the opinion of management, significant recent accounting pronouncements did not or will not have a material effect on the consolidated financial statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs* an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2006. Management does not believe the adoption of this Statement will have any immediate material impact on the Company. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions*an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2006. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2006 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2006. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended July 31, 2007 and 2006, the Company incurred losses of (220,471) and - , respectively. In addition, the Company has a stockholder's deficit of (17,444,907). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C – MARKETABLE SECURITIES

On April 10, 2006 we sold our wholly owned subsidiary eSafe, Inc. to PSPP Holdings, Inc., and received 22,890,936 restricted shares of their common stock. Subsequent to this event PSPP began trading on the OTC Bulletin Board. As of FYE 7/31/2007 the value per shares was $.63 cents per share. The value if unrestricted and sold at the per-share price on 7/31/2007 would have been $14,421,290. However as these shares are restricted an therefore the actual amount that the Company could receive is unknown, the Company has valued this asset at only 30% of the quoted amount.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2007 consists of the following:

July 31, 2007
Office equipment and related equipment:
Furniture and fixtures	78,593

Less accumulated depreciation	(59,005)
Property and equipment - net	19,588

The Company incurred depreciation expense of $9,070 and $9,071 for the years ended July 31, 2007 and 2006.
NOTE E - INCOME TAXES

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

At July 31, 2007, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately that may be used to offset future taxable income. In the opinion of management, it is more likely than not that the benefits will not be realized based upon the earnings history of the Company.

NOTE F - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

Interest income (expense)	$(3,601)	$-
Legal settlement	-	-
Loss on sale of investments	-	-

Income (loss) before income taxes	(220,471)	(733,500)

Income tax benefit	-	-

Net Loss	(220,471)	(733,500)

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss	(0.01)	(0.03)

PER SHARE INFORMATION -

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at July 31, 2007 are as follows:

Accounts payable	156,363
Accrued payroll and related expenses	301,310
Accrued interest	47,972
Total	$505,645

NOTE H - NOTES PAYABLE

Promissory Notes payable

As of July 31, 2007, the Company owed $395,500 in Notes payable plus accrued interest of $47,972.

Other notes payable

Pursuant to a Securities Purchase Agreement, dated as of June 6, 2007 (the "Securities Purchase Agreement"), UC Hub Group Inc. (the "Company") sold an Original Issue Discount Self-Liquidating Convertible Debenture having a principal amount of $378,000 (the "Debenture'). The Debenture was sold for $350,000. Except to pay off certain liabilities of the Company totaling approximately $327,000, the proceeds of the offering will be used for working capital purposes. The Debenture does not bear interest. The principal sum of the Debenture must be paid by June 7, 2008 and is convertible into 7,560,000 shares of the Company's common stock, at the Purchasers' option, at a conversion price equal to $0.05 per share (subject to adjustment as provided in the Debenture). On the fist of each month commencing on the first date following the earlier of (a) 30 calendar days following the Effective Date and (b) 180 Calendar days following the Closing Date (as defined in the Securities Purchase Agreement) and terminating upon the full redemption of the Debenture, the Company shall redeem an amount equal to the sum of $21,000 in principal amount of the Debenture and all liquidated damages and other amounts owed to the holder of the Debenture. The full principal amount of the Debenture is due upon a default under the terms of the Debenture. In the event that the Company breaches any representation or warranty in the Securities Purchase Agreement, the outstanding principal amount of the Debenture, plus liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder's election, immediately due and payable in cash at the Mandatory Default Amount (as defined in the Debenture). In connection with the sale of the Debenture, the Company also issued (i) a warrant to purchase 7,560,000 shares of the Company's common stock at a purchase price of $.075 per share, subject to adjustment as provided for in the warrant and a term of exercise of two years from June 7, 2007 (the "Initial Exercise Date") and (ii) a warrant to purchase 7,560,000 shares of the Company's common stock at a purchase price of $.05 per share, subject to adjustment as provided in the warrant, and a term commencing on Initial Exercise Date and terminating on the earlier of (a) 180 days following the date the initial Registration Statement filed by the Company pursuant to the Registration Rights Agreement executed in connection with the execution of the Securities Purchase Agreement is declared effective by the Securities and Exchange Commission and (b) the two year anniversary of the Initial Exercise Date. The Warrants on a cashless basis if at any time after one year from the date of issuance of the warrant there is no effective registration statement registering or no current prospectus available for, the resale of the shares of common stock underlying the warrant. In the event the purchaser exercises the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the conversion price of the Debenture and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the selling stockholder's position. The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of Closing Date (as defined in the Securities Purchase Agreement), which will include 150% of the common stock underlying the Debenture, and the warrant, any additional shares issuable in connection with any anti-dilution provisions in the note or the warrants and any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing.

Pursuant to a separate Securities Purchase Agreement, dated as of February 16, 2007 (the "Securities Purchase Agreement"), UC Hub Group Inc. (the "Company") sold an second Original Issue Discount Self-Liquidating Convertible Debenture having a principal amount of $540,000 (the "Debenture'). The Debenture was sold for $500,000 and the additional of $40,000 was expensed. Except to pay off certain liabilities of the Company the proceeds of the offering will be used for working capital purposes. The Debenture does not bear interest. The principal sum of the Debenture must be paid by February 16, 2008.

The holder of the Debentures and the warrants many not to convert the Debentures or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise exceeds 4.9% of the then issued and outstanding shares of common stock. This limitation may be waived by the holder of the Debenture or warrants upon not less than 61 days' prior notice to the Company, to change the beneficial ownership limitation to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of this note or the exercise of the warrants. Upon such a change by a Holder of the Beneficial Ownership Limitation from such 4.99% limitation to such 9.99% limitation, the beneficial ownership limitation may not be further waived by the holder of the notes or warrants.

NOTE I - CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of cumulative preferred stock, par value .001 per share. The preferred shares are convertible to common stock at a current ratio of 3:1. During the twelve months ended July 31, 2007, the Company converted 87,975 shares of preferred stock outstanding into 263,925 shares of common stock.

COMMON STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value .001 per share. During the twelve months ended July 31, 2007, the Company issued 2,300,000 shares of common stock in addition to the preferred shares converted into common shares, as detailed above.

NOTE J - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company does not lease any office space; it uses space provided by its Chief Executive at no cost to the Company.

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has entered into an employment agreement with its Chief Executive Officer:

Employment Agreement dated as of February 1, 2004 with Larry Wilcox as president and chief executive officer. The term of the agreement is for three years with an automatic extension beginning on the third anniversary of the agreement, and continuing every third anniversary, unless either party notifies the other in writing more than 90 days prior to the extension date that the agreement is no longer to be extended. The agreement provides that Mr. Wilcox may devote time to Wilcox Productions, so long as he continues to completely and adequately perform his duties pursuant to the agreement. Mr. Wilcox will receive a salary of $360,000 per year, plus incentive bonuses and stock options for 1,500,000 shares of our common stock exercisable at $0.16 per share under our 2003 Stock Option Plan. Mr. Wilcox is also subject to a non-competition agreement. NOTE: The 1,500,000 options granted Mr. Wilcox were cancelled on 5/25/2005and replaced with a grant by the board of directors of 6,585,000 options at a $.06 strike price.

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are for various terms, some renewable automatically from period to period unless either the Company or Consultant terminates such engagement by written notice.

NOTE L - SETTLEMENT OF LITIGATION

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

NOTE M - SUBSEQUENT EVENTS

None.