Form 10QSB
period 2007-10-31
UC Hub Group Inc
filed 2007-12-17
CIK 1072935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - QSB

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File Number 001-15665

UC HUB Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0389393
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

285 East Warm Springs Road, Suite 105, Las Vegas, NV 89119
(Address of principal executive offices including zip code)

(888) 883-5893
(Registrant’s telephone number, including area code)

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
Yes ☐    No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 27,569,674 shares of common stock, $.001 par value per share, as of December 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

UC HUB Group, Inc.

UC HUB Group & Subsidiaries, Inc.
Consolidated Balance Sheet
for the Quarter Ended October 31,

	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$300
Accounts Receivable, net of allowance	$-	323,543
Other current assets	52,936	62,106
Total current assets	$52,936	$385,949

Property and equipment, net of accumulated depreciation of $59,005	19,588	28,658
Licenses an Software	172,000
Marketable Securities (Investment PSPP)	171,682
Total assets	416,206	414,607

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	156,363	1,042,502
Accrued Officer Salary	349,282
Notes payable	529	342,132
Total current liabilities	506,174	1,384,634

Convertible Debenture	918,000
Long term payables	395,500	354,965

Total Liabilities	1,819,674	1,739,599

Stockholders' (deficit)
Convertible Preferred stock, 10,000,000 shares authorized, .001 par value per share; 4,821,952 shares issued and outstanding at July 31, 2006	4,307	2,704

Common stock, .001 par value 50,000,000 shares authorized, 25,130,753 shares issued and outstanding at July 31, 2006	27,695	25,131
Stock subscription receivable	-	18,900
Additional paid-in capital	15,981,183	15,910,838
Additional paid-in capital - Equity Investment in PSPP Holdings	171,682
Accumulated (deficit)	(17,588,335)	(17,135,993)
Deferred Compensation	-	(146,137)
Common Stock Issued in Advance	-	(435)

Total stockholder's (deficit)	(1,403,468)	(1,324,992)

Total liabilities and stockholders' (deficit)	416,206	414,607

The accompanying notes are an integral part of these consolidated financial statements.

UC HUB Group & Subsidiaries, Inc.
Consolidated Statement of Losses
for the Quarter Ended October 31,

	2007	2006

Revenues	$0	$0

Cost of Sales	$0	$0

Gross Profit	$0	$0

Selling, general, and administrative expenses	$75,241	$172,882

Total operating expenses	$75,241	$172,882

Loss before other income and expense	$-75,241	$-172,882

Income (loss) before income taxes	$-75,241	$-172,882

Income tax benefit	$0	$0

Net Loss	$-75,241	$-172,882

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss	$0	$0

PER SHARE INFORMATION - BASIC AND FULLY DILUTED
Weighted average shares outstanding	$26,915,314	$25,130,753

The accompanying notes are an integral part of these consolidated financial statements.

UC HUB Group & Subsidiaries, Inc.
Consolidated Statements of Cash Flows
for the Quarter Ended October 31,

	2007	2006

OPERATING ACTIVITIES
Net (loss)	$(75,241)	$(172,882)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in:
Accounts receivable		20,652
Other current assets		881,989
Loans Payable	530
Accounts payable		(873,252)
Loans Receivable	74,110
Net cash (used in) operating activities	(601)	(143,493)

INVESTING ACTIVITIES
Acquisition of property and equipment
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES

Proceeds from Equity Investment in PSPP Holdings
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(601)	(143,493)

CASH AT BEGINNING OF QUARTER	601	143,793

CASH AT END OF QUARTER	$-	$300

The accompanying notes are an integral part of these consolidated financial statements

UC HUB GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

Note 1 — Basis of Presentation

The unaudited consolidated financial statements have been prepared by UC HUB Group, Inc., Inc. (the “Registrant”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended July 31, 2007 included in the Registrant’s Form 10K-SB for the year ended July 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended October 31, 2007 are not necessarily indicative of the results to be expected for the full year ending July 31, 2008.

Note 2 — Organization and Summary of Significant Accounting Policies

Organization

UC Hub Group Inc. (the "Registrant" or "UC HUB") (Previously E Channels Corp, previously: Expertise Technology Innovation Inc., previously: Make It Happen Management) was incorporated in the state of Nevada as on March 23, 1998.

In March 2004 the Registrant did a revere merger with United Communications Hub, Inc. (“UCH”) a California Corporation, which resulted in a change of control of the Registrant. The Registrant then changed its name to UC HUB Group, Inc.

In July 2004, the Registrant acquired the assets and intellectual properties of Govt.com and created an operating division to write, re-work and market municipal government software under the name OurTown2.

In September 2005 the company sold substantially all the assets of AllCom USA (a subsidiary of UCH at the time of the merger).

In May 2006 the Registrant formed a new subsidiary Three, Inc., which was incorporated in the state of Nevada.

In February 2007 the Registrant formed a new subsidiary DCL Environmental Systems, Inc. which was incorporated in the state of Nevada.

In April 2006, the company sold its interest in eSafe, Inc., (a subsidiary of UCH at the time of the merger), to PSPP Holdings, Inc.

UC HUB GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Registrant as a going concern. The Registrant has had minimal revenue for the period, has incurred a net loss for the three months ended October 31, 2007 in the amount of $75,241 and as of October 31, 2007 had an accumulated deficit of $17,588,335.  These conditions raise substantial doubt as to the Registrant's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Registrant be unable to continue as a going concern.

The Registrant’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  The Registrant believes that it can raise additional funds through short-term borrowing or the additional sale of its debt or equity securities.  There is no assurance that the Registrant will be successful in raising this additional capital or in achieving profitable operations.  These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of consolidation

The consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries. Significant inter-company transactions have been eliminated. All figures are shown in US Dollars.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Registrant bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Registrant re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Registrant to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Registrant places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Registrant extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Registrant monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.

UC HUB GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

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

Stock Based Compensation

The Registrant accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Registrant recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Registrant did not grant any new employee options and no options were cancelled or exercised during the three months ended October 31, 2007. As of October 31, 2007, there were 9,780,000 options outstanding.

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

As of October 31, 2007, the Registrant had a net operating loss carry forward for income tax reporting purposes of approximately (17,513,094) that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Accordingly, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Registrant is uncertain if they will ever be in a position to utilize the NOL carry forward. Accordingly, the potential tax benefits of the loss carry forward are offset by a valuation allowance of the same amount.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2007, there were substantial potential dilutive securities, including, 13,045,000 shares reserved for conversion of outstanding Series A Preferred Stock, 17,280,000 shares reserved for issuance upon exercise of Warrants relating to the two Debentures, and 7,560,000 shares reserved in case of conversion of the Debenture.  For the three months ended October 31, 2007, the Registrant incurred net losses; therefore the effect of any dilutive securities (if existing) would be anti-dilutive.

UC HUB GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

Derivative instruments

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Registrant's financial condition or results of operations.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Registrant has not entered into derivatives contracts to hedge existing risks or for speculative purposes. The Registrant has not engaged in any transactions that would be considered derivative instruments.

Special purpose entities

The Registrant does not have any off-balance sheet financing activities.

Impairment or Disposal of Long-Lived Assets

In August 2001, FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

UC HUB GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)
Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, that the adoption of this statement will have on the Registrant’s financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the company’s financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

UC HUB GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Registrant’s consolidated financial statements.

Note 2 — Commitments

As of April 10, 2006 all activities of the Registrant have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Note 3 — Convertible Debentures

Pursuant to a Securities Purchase Agreement, dated as of June 6, 2007 (the "Securities Purchase Agreement"), UC Hub Group Inc. (the "Registrant") sold an Original Issue Discount Self-Liquidating Convertible Debenture having a principal amount of $378,000 (the "Debenture'). The Debenture was sold for $350,000. Except to pay off certain liabilities of the Registrant totaling approximately $327,000, the proceeds of the offering will be used for working capital purposes. The Debenture does not bear interest. The principal sum of the Debenture must be paid by June 7, 2008 and is convertible into 7,560,000 shares of the Registrant's common stock, at the Purchasers' option, at a conversion price equal to $0.05 per share (subject to adjustment as provided in the Debenture). On the fist of each month commencing on the first date following the earlier of (a) 30 calendar days following the Effective Date and (b) 180 Calendar days following the Closing Date (as defined in the Securities Purchase Agreement) and terminating upon the full redemption of the Debenture, the Registrant shall redeem an amount equal to the sum of $21,000 in principal amount of the Debenture and all liquidated damages and other amounts owed to the holder of the Debenture. The full principal amount of the Debenture is due upon a default under the terms of the Debenture.

In connection with the sale of the Debenture, the Registrant also issued (i) a warrant to purchase 7,560,000 shares of the Registrant's common stock at a purchase price of $.075 per share, subject to adjustment as provided for in the warrant and a term of exercise of two years from June 7, 2007 (the "Initial Exercise Date") and (ii) a warrant to purchase 7,560,000 shares of the Registrant's common stock at a purchase price of $.05 per share, subject to adjustment as provided in the warrant,.

UC HUB GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

Pursuant to a second Securities Purchase Agreement, dated as of February 16, 2007 (the "Securities Purchase Agreement"), UC Hub Group Inc. (the "Registrant") sold an second Original Issue Discount Self-Liquidating Convertible Debenture having a principal amount of $540,000 (the "Debenture'). The Debenture was sold for $500,000 and the additional of $40,000 was expensed. Except to pay off certain liabilities of the Registrant the proceeds of the offering will be used for working capital purposes. The Debenture does not bear interest. The principal sum of the Debenture must be paid by February 16, 2008 and is convertible into 7,560,000 shares of the Registrant's common stock, at the Purchasers' option, at a conversion price equal to $0.05 per share (subject to adjustment as provided in the Debenture). On the fist of each month commencing on the first date following the earlier of (a) 30 calendar days following the Effective Date and (b) 180 Calendar days following the Closing Date (as defined in the Securities Purchase Agreement) and terminating upon the full redemption of the Debenture, the Registrant shall redeem an amount equal to the sum of $21,000 in principal amount of the Debenture and all liquidated damages and other amounts owed to the holder of the Debenture. The full principal amount of the Debenture is due upon a default under the terms of the Debenture.

In connection with the sale of the second Debenture, the Registrant also issued (i) a warrant to purchase 2,160,000 shares of the Registrant's common stock at a purchase price of $.25 per share, subject to adjustment as provided for in the warrant and a term of exercise of two years from June 7, 2007 (the "Initial Exercise Date") .

All warrants have a term commencing on Initial Exercise Date and terminating on the earlier of (a) 180 days following the date the initial Registration Statement filed by the Registrant pursuant to the Registration Rights Agreement executed in connection with the execution of the Securities Purchase Agreement is declared effective by the Securities and Exchange Commission and (b) the two year anniversary of the Initial Exercise Date. The Warrants on a cashless basis if at any time after one year from the date of issuance of the warrant there is no effective registration statement registering or no current prospectus available for, the resale of the shares of common stock underlying the warrant. In the event the purchaser exercises the warrants on a cashless basis, then the Registrant will not receive any proceeds. In addition, the conversion price of the Debenture and the exercise price of the warrants may be adjusted in certain circumstances such as if the Registrant pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the selling stockholder's position

In the event that the Registrant breaches any representation or warranty in the Securities Purchase Agreements, the outstanding principal amount of the Debenture(s), plus liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder's election, immediately due and payable in cash at the Mandatory Default Amount (as defined in the Debenture).The holder of both Debentures and the warrants many not to convert the Debentures or exercise their warrants and receive shares of the Registrant's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise exceeds 4.9% of the then issued and outstanding shares of common stock. This limitation may be waived by the holder of the Debenture or warrants upon not less than 61 days' prior notice to the Registrant, to change the beneficial ownership limitation to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of this note or the exercise of the warrants. Upon such a change by a Holder of the Beneficial Ownership Limitation from such 4.99% limitation to such 9.99% limitation, the beneficial ownership limitation may not be further waived by the holder of the notes or warrants.

Note 4 – Stockholders’ Deficit

Common Stock
During the three months ended October 31, 2007, the Registrant issued no shares of common stock.

UC HUB GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

Warrants

During the three months ended October 31, 2007, the Registrant issued no warrants for shares of common stock.

Note 5 – Securities

On April 10, 2006, the Registrant sold to PSPP Holdings, Inc. (PSPJ:OB) as an asset acquisition all of the Registrant's interest in eSafe, Inc., (a wholly owned subsidiary) pursuant to an Acquisition Agreement. As part of the sale the Registrant received 22,890,936 million shares of the common stock of PSPP Holdings, Inc. (See “Part II: Other Information, Item 5”).

Note 6 – Liabilities

Effective February 1, 2007 Larry Wilcox, an Officer and Director of the Registrant, has elected to work without compensation for the remainder of the then fiscal year. Subsequently, he elected to work without compensation through the 1st quarter of this fiscal year, which ended October 31, 2007.

Note 7 – Common Stock

Set forth below is certain information regarding securities the Registrant issued during the 3 month period covered by this Report, which were not registered under the Securities Act, to the extent not reported on a Form 10-QSB or Form 8-K for the period covered by this Report.

None.

Item 2.  Management’s Discussion and Analysis of Plan of Operations

FORWARD-LOOKING STATEMENTS

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

General

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended July 31, 2007 included in our Form 10K-SB for the year ended July 31, 2007 filed with the Securities and Exchange Commission.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

Statements included in this Management's Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements." We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

Comparison of the three (3) months ended October 31, 2007 to the three (3) months ended October 31, 2006:

Revenue. Our total revenue was $0 for the 3 months ended October 31, 2007 compared to$0 for the same period ended October 31, 2006.

Gross Profit. Our gross profit was $0 of sales for the 3 months ended October 31, 2007 versus $0 for the 3 months ended October 31, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the 3 months ended October 31, 2007 were $75,241, a decrease of $97,641or approximately 56% as compared to SG&A of $172,882 for the 3 months ended October 31, 2006. The reduction is primarily attributable to the elimination of salaries.

Net Income (Loss). Our net loss for the 3 months ended October 31, 2007 was (75,241), a decrease of $(97,641) or approximately 56% compared to a loss of (172,882) for the 3 months ended October 31, 2006. The improvement of net income was due primarily to the elimination of salaries.

Our Corporate History

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

In September 2005 the company sold its interest in AllCom USA. The move was done to consolidate operations and focus on more profitable business.

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

Stock Based Compensation. We account for our stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Long-Lived Assets.  We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Our Plan of Operation

Our plan of operation calls for additional capital to facilitate growth and support our long-term development and acquisition strategy marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and acquisitions marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future activates programs. We expect to incur significant capital expenses in pursuing our development and acquisition strategy plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the coming months. While we hope we will be able to generate funds necessary to maintain our operations, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business model plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of in revenues, there is a substantial doubt of our being able to continue as a going concern.

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

Inflation: Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on its operations in the future.

Revenues: The Registrant recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectability is reasonably assured.

Stock Based Compensation. We account for our stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Long-Lived Assets.  We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available.

Item 3 - Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and principal financial officer.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 4 – Subsequent Events

On November 16, 2007 the Registrant entered into an agreement with PSPP Holdings, Inc. to rescind the acquisition of eSafe by PSPP Holdings, Inc. per that certain Acquisition Agreement dated April 10, 2006.

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

FEE V. UC HUB
Case No.: RCV093990
Court Filed: Rancho Cucamonga Superior Court
Date Filed: 3-21-06

Description: Plaintiff claims his shares should not have been converted when the Registrant merged and that he didn't get notice of the merger or public hearing. Plaintiff was amply noticed, but chose not to attend the called special meeting. It is unclear what the exact basis and nature of his claim is at this point.

LA COMMERCIAL GROUP DBA CONTINENTAL COMMERCIAL GROUP V. ALLCOM USA, INC.
Case No.: RCV 094431
Court Filed: Rancho Cucamonga Superior Court
Date Filed: 4-5-06

Default judgment for $39,033.02 obtained: May 30, 2006 (See Current Liabilities: Judgments.)

The Registrant will have to raise additional capital in order for the payments described above to be made to Donnelly, of which no assurance can be given. If the payments described above are not made, then Donnelly may be able to obtain a judgment for the full amount owing or a similar amount. This judgment would have a material adverse effect on the Registrant's financial condition and its ability to continue as a going concern.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

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

DATE: December 13, 2007	UC HUB GROUP, INC., INC. (Registrant)

By: /s/ Larry D. Wilcox
Larry D. Wilcox Director and CEO (Principal Executive Officer and Principal Financial Officer)