Form 10-Q
period 2008-01-31
UC Hub Group Inc
filed 2008-03-24
CIK 1072935

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2008

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

(800) 278-8870
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
Yes ☐    No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 28,319,674 shares of common stock, $.001 par value per share, as of March 12, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

UC HUB Group, Inc.

Index

UC HUB Group & Subsidiaries, Inc. Consolidated Balance Sheet for the Quarter Ended January 31,

	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,932	$300
Accounts Receivable, net of allowance	$-	$-
Other current assets	$-	$-
Total current assets	$13,932	$300

Inventory	$105,900	$-

Property and equipment, net of accumulated
depreciation of $59,005	$19,588	$28,658
Licenses an Software	$297,000	$-
Total assets	$436,420	$28,958

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$554,336	$118,186
Accrued Officer Salary	$376,282	$976,000
Short Term Notes	$1,138,594	$-
Settlements	$90,963	$39,033
Total current liabilities	$2,160,175	$1,133,219

Convertible Debenture	$905,000	$378,000
Long term notes	$476,472	$440,000
Total Liabilities	$3,541,647	$1,951,219

Stockholders' (deficit)
Convertible Preferred stock, 10,000,000 shares authorized, .001 par value per share; 4,306,667 shares issued and outstanding at January 31, 2008	$4,307	$4,733
Common stock, .001 par value 500,000,000 shares authorized, 27,954,674 shares issued and outstanding at January 31, 2008	$27,955	$27,295
Additional paid-in capital	$16,045,415	$15,910,134
Accumulated (deficit)	$(19,182,904)	$(17,864,423)

Total stockholder's (deficit)	$(3,105,227)	$(1,922,261)

Total liabilities and stockholders' (deficit)	$436,420	$28,958

The accompanying notes are an integral part of these consolidated financial statements.

UC HUB Group & Subsidiaries, Inc. Consolidated Statement of Losses for the Quarter Ended January 31,

	2,008	2,007

Revenues	$38,638	$0

Cost of Sales	$27,589	$0

Gross Profit	$11,048	$0

Selling, general, and administrative expenses	$193,832	$1,378,134

Total operating expenses	$193,832	$1,378,134

Loss before other income and expense	$(182,783)	$(1,378,134)

Income (loss) before income taxes	$(182,783)	$(1,378,134)

Other Income	$0	$649,704

Net Loss	$(182,783)	$(728,430)

        The accompanying notes are an integral part of these consolidated financial statements.

UC HUB Group & Subsidiaries, Inc. Consolidated Statements of Cash Flows for the Quarter Ended January 31,

	2008	2007

OPERATING ACTIVITIES
Net (loss)	$(182,783)	$(728,430)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in:
Accounts receivable		$1,279,787
Other current assets
Loans Receivable	$200,000
Accounts payable	$(530)	$(581,516)
Judgements	$(20,575)	$39,033
Loans Receivable		$(537,135)
Accrued Interest Payable		$5,265
Stock Payable		$(75,000)
Accrued Officers Salary		$24,986
Net cash (used in) operating activities	$(3,888)	$(573,010)

INVESTING ACTIVITIES
Acquisition of property and equipment	$17,820
Net cash (used in) investing activities	$17,820	$-

FINANCING ACTIVITIES

Convertible Debenture		$378,000
Loans		$85,035
Common Stock Issued In Advance		$435
Deferred Compensation		$146,137
Additional Paid in Capital	$12,740	$(501)
Preferred Stock		$2,029
Stock Subscription Payable		$(18,900)
Capital Stock		$2,164
Retained Earnings	$(12,740)	$(164,882)

Net cash provided by financing activities	$-	$429,517

Net increase (decrease) in cash	$13,932	$(143,493)

CASH AT BEGINNING OF QUARTER	$-	$143,793

CASH AT END OF QUARTER	$13,932	$300

The accompanying notes are an integral part of these consolidated financial statements

Note 1 — Basis of Presentation

The unaudited consolidated financial statements have been prepared by UC HUB Group, Inc., Inc. (the “Registrant”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended July 31, 2007 included in the Registrant’s Form 10K-SB for the year ended July 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for the full year ending July 31, 2008.

Note 2 — Consolidation of eSafe, Inc.

On November 16, 2007 the Registrant entered into a rescission agreement (the “Rescission Agreement”) with PSPP Holdings, Inc. to rescind the April 10, 2006 acquisition of eSafe by PSPP Holdings, Inc.; accordingly, the Registrant has consolidated the books of eSafe into to Registrants financial statements as of November 16, 2007. For a detail of the terms of the Recession Agreement, please refer to our 8-K Current Report filing with the SEC, dated November 21, 2007.

Note 3 — Organization and Summary of Significant Accounting Policies

Organization

UC Hub Group Inc. (the "Registrant" or "UC HUB") (Previously E Channels Corp, previously: Expertise Technology Innovation Inc., previously: Make It Happen Management) was incorporated in the state of Nevada as on March 23, 1998.

In March 2004 the Registrant did a reverse merger with United Communications Hub, Inc. (“UCH”) a California Corporation, which resulted in a change of control of the Registrant. The Registrant changed its name to UC HUB Group, Inc.

In July 2004, the Registrant acquired the assets and intellectual properties of Govt.com and created an operating division to write, re-work and market municipal government software under the name OurTown2.

In September 2005 the Registrant sold substantially all the assets of AllCom USA (a subsidiary of UCH at the time of the merger).

In May 2006 the Registrant formed a new subsidiary Three, Inc., which was incorporated in the state of Nevada.

In February 2007 the Registrant formed a new subsidiary DCL Environmental Systems, Inc. which was incorporated in the state of Nevada.

On April 10, 2006 (the “Acquisition Agreement”), the Registrant sold its interest in eSafe, Inc., (a subsidiary of UCH at the time of the merger), to PSPP Holdings, Inc. Then in October 2007, the Registrant filed suit against PSPP for breaking the terms of the April 2006 Acquisition Agreement. On November 16, 2007 the Registrant and PSPP entered into a rescission agreement to rescind the original Acquisition Agreement again making eSafe, Inc. a wholly owned subsidiary of the Registrant.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Registrant as a going concern. The Registrant has had minimal revenue for the period, has incurred a net loss for the three months ended January 31, 2008 in the amount of ($182,783) and as of

January 31, 2008 had an accumulated deficit of $(19,154,979). These conditions raise substantial doubt as to the Registrant's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Registrant be unable to continue as a going concern.

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

Inventory

Inventory is stated at cost and is not depreciated.

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

Stock Based Compensation

The Registrant accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Registrant recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Registrant did not grant any new employee options and no options were cancelled or exercised during the three months ended January 31, 2008. As of January 31, 2008, there were 9,780,000 options outstanding.

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

The Registrant had a very large net operating loss carry forward for income tax reporting purposes that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Accordingly, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Registrant is uncertain if they will ever be in a position to utilize the NOL carry forward. Accordingly, the potential tax benefits of the loss carry forward are offset by a valuation allowance of the same amount.

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2008, there were substantial potential dilutive securities, including, 12,920,000 shares reserved for conversion of outstanding Series A Preferred Stock and 18,100,000 shares reserved in case of conversion of the Debenture.  For the three months ended January 31, 2008, the Registrant incurred net losses; therefore the effect of any dilutive securities (if existing) would be anti-dilutive.

Derivative instruments

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement has no impact on the Registrant's financial condition or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Registrant is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement has no significant impact on the Registrant’s financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Registrant is analyzing the potential accounting treatment.

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

Note 4 — Commitments

All activities of the Registrant have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Registrant for the use of these facilities and there are no commitments for future use of the facilities.

Note 5 — Convertible Debentures

Pursuant to a Securities Purchase Agreement, dated as of June 6, 2007 (the "Securities Purchase Agreement") and the January 2008 renegotiation of this Securities Purchase Agreement, UC Hub Group Inc. (the "Registrant") sold an Original Issue Discount Self-Liquidating Convertible Debenture having a principal amount of $378,000 (the "Debenture”).  The Debenture was sold for $350,000. Except to pay off certain liabilities of the Registrant totaling approximately $327,000, the proceeds of the offering was used for working capital purposes.  The Debenture does not bear interest. The principal sum of the Debenture must be paid by June 7, 2009 and is convertible at the Purchasers' option into 7,300,000 shares of the Registrant's common stock based on the current amount of $365,000 at a conversion price equal to $0.05 per share (subject to adjustment as provided in the Debenture). The full principal amount of the Debenture is due upon a default under the terms of the Debenture.   During the period covered by this report, $13,000 of the Debentures was converted into common stock.

Pursuant to a second Securities Purchase Agreement, dated as of February 16, 2007 (the "Securities Purchase Agreement") and the January 2008 renegotiation of this second Securities Purchase Agreement, UC Hub Group Inc. (the "Registrant") sold a second Original Issue Discount Self-Liquidating Convertible Debenture having a principal amount of $540,000 (the "Debenture”).  The Debenture was sold for $500,000 and the additional of $40,000 was expensed. Except to pay off certain liabilities of the Registrant the proceeds of the offering was used for working capital purposes.  The Debenture does not bear interest. The principal sum of the Debenture must be paid by June 7, 2009 and is convertible into 10,800,000 shares of the Registrant's common stock, at the Purchasers' option, at a conversion price equal to $0.05 per share (subject to adjustment as provided in the Debenture).  The full principal amount of the Debenture is due upon a default under the terms of the Debenture.

In the event that the Registrant breaches any representation or warranty of either of the two Securities Purchase Agreements, the outstanding principal amount of the Debenture(s), plus liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder's election, immediately due and payable in cash at the Mandatory Default Amount (as defined in the Debenture).The holder of the two Debentures, in aggregate,  many not to convert the Debentures such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise exceeds 4.9% of the then issued and outstanding shares of common stock. This limitation may be waived by the holder of the Debenture upon not less than 61 days' prior notice to the Registrant, to change the beneficial ownership limitation to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of this note. Upon such a change by a Holder of the Beneficial Ownership Limitation from such 4.99% limitation to such 9.99% limitation, the beneficial ownership limitation may not be further waived by the holder of the notes.

Note 6 – Stockholders’ Deficit

During the three months ended January 31, 2008, the Registrant issued 625,000 shares of its common stock; the Registrant issued no warrants for shares of common stock and cancelled 17,280,000 warrants. See “Quarterly Developments”.

Note 7 – Securities

On April 10, 2006, the Registrant sold to PSPP Holdings, Inc. (PSPJ:OB) as an asset acquisition all of the Registrant's interest in eSafe, Inc., (a wholly owned subsidiary) pursuant to an Acquisition Agreement. As part of the sale the Registrant received 22,890,936 million shares of the common stock of PSPP Holdings, Inc. On November 16, 2007 the Registrant entered into the Rescission Agreement rescinding the Acquisition Agreement and returning these shares to PSPP.

Note 8 – Liabilities

On January 1, 2007 Larry Wilcox, an Officer and Director of the Registrant elected to work without compensation. The amount show on these financial statements as Accrued Officer Salary is owed to Mr. Wilcox solely for salaries owed him prior to January 1, 2007. Mr. Wilcox is also owed for certain expenses, per his employment agreement which some have yet to be paid; these expenses are tracked as normal payables. On November 16, 2007, concurrent with the Rescission Agreement, Mr. Wilcox began accruing salaries, but has not been paid. Payments made to Mr. Wilcox during the Period covered by this report were solely to reimburse him for loans made to the Registrant and past due and incurred expenses.

The Registrant carries Short Term Notes in the amount of $1,088,222 representing loans made to the Registrant by a group of investors, headed by First Global Securities. Subsequent to the end of the period covered by this report, First Global Securities agreed to convert these short term notes into an Original Issue Discount Self-Liquidating Convertible Debenture issued by the Registrant. See “Subsequent Events”.

The Registrant has nine (9) notes with various investors, which were originally Short Term Notes. However the Registrant carries these notes as Long Term Notes, because by mutual agreement between the investors and the Registrant these notes have been extended indefinitely. Some of these notes continue to incur interest. Currently the Registrant has $425,500 in Long Term Notes, plus interest owed in the amount of $50,972.

Note 9 – Common Stock

Set forth below is certain information regarding securities the Registrant issued during the 3 month period covered by this Report, which were not registered under the Securities Act, to the extent not reported on a Form 10-QSB or Form 8-K for the period covered by this Report.

•	260,000 shares of common stock to Crescent International for a $13,000 reduction in the first of the two Debentures, as further described in Note 5, above.

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

RESULTS OF OPERATIONS

Comparison of the three (3) months ended January 31, 2008 to the three (3) months ended January 31, 2007:

Our total revenue was $38,638 for the 3 months ended January 31, 2008 compared to $0 for the same period ended January 31, 2007. Our gross profit was $11,048 for the 3 months ended January 31, 2008 versus $0 for the 3 months ended January 31, 2007. Selling, general and administrative expenses ("SG&A") for the 3 months ended January 31, 2008 were $193,832, a decrease of $20,103 or approximately $173,729 as compared to SG&A of $1,378,134 for the 3 months ended January 31, 2007. The reduction is primarily attributable to the elimination of salaries and consulting fees.

Our net loss for the 3 months ended January 31, 2008 was ($182,783), a decrease of or approximately $406,405 compared to a loss of ($728,430) for the 3 months ended January 31, 2007. The improvement of net income was due primarily to the elimination of salaries.

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

In March 2004 we merged with a wholly owned subsidiary of Expertise Technology Innovation, Inc., which resulted in a change of control of that company.

In July 2004, we acquired the assets and intellectual properties of Govt.com and created an operating division to write, re-work and market municipal government software under the name OurTown2. This acquisition helped fill a void for software support in the Digital City vision.

In September 2005 we sold its interest in AllCom USA. The move was done to consolidate operations and focus on more profitable business.

In April 2006, we sold its interest in eSafe, Inc., a wholly-owned subsidiary, to PSPP Holdings, Inc; however on November 16, 2007, we rescinded the original Acquisition Agreement voiding the original April 2007 acquisition.

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

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity or debt in order to provide the necessary working capital. We currently have no commitments for financing.

There is no guarantee that we will be successful in raising the funds required.

We do not have sufficient capital resources to meet projected cash flow deficits through the next 12 months; if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this will have a material adverse effect on our business, results of operations, liquidity and financial condition. Our independent certified public accountants have stated in their report included in our July 31, 2007 Form 10-KSB, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Quarterly Developments

During the quarter ended January 31, 2008 the Registrant renegotiated the terms of both Original Issue Discount Self-Liquidating Convertible Debentures. Pursuant to the new agreement, all 17,280,000 of the holder’s warrants originally granted were cancelled. This resulted in a marked decrease of a potential dilutive event that could have been affected by the holders of the Debentures. In addition to the cancellation of the warrants, the holder of both Debentures agreed to make the due dates of the Debentures coterminous and extend the due date one year from the latter of the original due dates, or June 7, 2009.

During the quarter ended, January 31, 2008 the holder of the first Debenture converted $13,000 of the debenture into 260,000 shares of the Registrant’s common stock.

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

Item 4 – Subsequent Events

On February 18, 2008 the Registrant entered into an agreement with Unlimited Diversity, Inc  (“UDI”) a Florida corporation to  acquire most of UDI’s assets including certain patents, trademarks and other intellectual property, including but not limited Patent #7,334724 entitled “a system for operating a prepaid reloadable debit card having ancillary services” issued by the USPTO on February 22, 2008, the trademark name “PODER”, and all rights and title to three prepaid VISA approved websites including www.poderonline.com. Pursuant to the asset acquisition agreement, the Registrant will pay to UCI, upon the completion of all conditions precedent in the agreement, one million one hundred thousand shares of its common stock, which shall carry a restricted legend.

The Registrant has executed a binding term sheet with First Global Securities to convert short term notes in the amount of $1,088,222 (representing loans made to the Registrant by First Global Securities and a group of their investors) into an Original Issue Discount Self-Liquidating Convertible Debenture, issued by the Registrant. Upon completion of this transaction, the Registrant will file a Current Report with the SEC on form 8-K.

The Registrant settled the lawsuit of FEE v. UC HUB for 30,000 shares of its common stock.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

Currently there are two (2) active suits against one of the Registrants subsidiaries, Allcom USA. There are no suits directly against the Registrant and management knows of no pending or threatened suits. All other previous suits against the Registrant or one of its subsidiaries have been settled during the period covered by this report, including FEE v. UC HUB was settled for 30,000 shares of the Registrant’s common stock. The following are descriptions of the two (2) current suites against the Registrant and its subsidiaries.

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

EMBARQ LOGISTICS, INC. V. ALLCOM USA, INC., UCHUB GROUP, INC., AND VERNON BILL THOMPSON
Case No.: 06C-036007
Court: Justice Court, Las Vegas Township, Clark County, Nevada
Date Filed: November 2006

Description: Plaintiff claims damages of approximately $10,000 for unpaid telephone equipment sold to defendant Allcom USA. Claims are asserted against the remaining defendants on the allegations that they are alter egos of Allcom. No trial date has been set in the case.

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

DATE: March 21, 2008	UC HUB GROUP, INC., INC. (Registrant) By: /s/ Larry D. Wilcox
Larry D. Wilcox Director and CEO (Principal Executive Officer and Principal Financial Officer)