Form 10-Q
period 2008-04-30
UC Hub Group Inc
filed 2008-06-16
CIK 1072935

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10Q

_______________________________

[mark one]

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2008

o	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes o    No x

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 29,112,804 shares of common stock, $.001 par value per share, as of June 12, 2008.

Transitional Small Business Disclosure Format (check one): Yes o  No x

UC HUB Group, Inc.

UC HUB Group & Subsidiaries, Inc. Consolidated Balance Sheet for the Quarter Ended April 30,

	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,409	$0
Accounts Receivable, net of allowance	$-	$-
Other current assets	$-	$218,809
Total current assets	$9,409	$218,809

Inventory	$105,900	$-

Property and equipment, net of accumulated
depreciation	$19,588	$128,658
Licenses an Software	$297,000	$-
Total assets	$431,897	$347,467

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accrued Interest		49,636
Accrued Expenses		468
Accounts payable	$554,336	$61,686
Accrued Officer Salary	$466,282	$913,900
Short Term Notes	$1,138,594	$-
Settlements	$90,963	$39,033
Total current liabilities	$2,250,175	$1,064,723

Convertible Debenture	$905,000	$918,000
Long term notes	$476,472	$390,000
Total Liabilities	$3,631,647	$1,2,372,723

Stockholders' (deficit)
Convertible Preferred stock, 10,000,000 shares authorized, .001 par value per share; 4,292,291 shares issued and outstanding at April 30, 2008	$4,292	$4,733
Common stock, .001 par value 500,000,000 shares authorized, 29,112,804 shares issued and outstanding at April 30, 2008	$29,113	$27,695
Additional paid-in capital	$15,980,139	$15,960,134
Accumulated (deficit)	$(19,213,294)	$(18,017,418)

Total stockholder's (deficit)	$(3,199,752)	$(2,024,856)

Total liabilities and stockholders' (deficit)	$431,897	$347,467

The accompanying notes are an integral part of these consolidated financial statements.

UC HUB Group & Subsidiaries, Inc. Consolidated Statement of Losses for the Quarter Ended April 30,

	2,008	2,007

Revenues	$17,611	$-

Cost of Sales	$12,502	$-

Gross Profit	$5,109	$-

Selling, general, and administrative expenses	$36,500	$140,580

Total operating expenses	$36,500	$140,580

Loss before other income and expense	$(31,390)	$(140,580)

Income (loss) before income taxes	$(31,390)	$(150,470)

Other Income	$0	$(70,000)

Net Loss	$(31,390)	$(210,580)
Loss Per Share	-	(.01)
Weighted Average Shares Outstanding	29,112,804	25,672,457

        The accompanying notes are an integral part of these consolidated financial statements.

UC HUB Group & Subsidiaries, Inc. Consolidated Statements of Cash Flows for the Quarter Ended April 30,

	2008		2007

OPERATING ACTIVITIES
Net (loss)		$(31,390)	$(210,580)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in:
Accounts receivable
Other current assets
Loans Receivable	$		$(208,924)
Accounts payable		$(29,265)	$6,864
Loans Payable		$77,095
Loans Receivable
Accrued Interest Payable
Stock Payable
Accrued Officers Salary			$(62,100)
Net cash (used in) operating activities		$16,440	$(488,468)

INVESTING ACTIVITIES
Acquisition of property and equipment		$(813)	$(45,000)
Net cash (used in) investing activities		$(813)	$(45,000)

FINANCING ACTIVITIES
Settlement		(20,150)

Net cash provided by financing activities		$(20,150)	$533,000

Net increase (decrease) in cash		$(4,523)	$-

CASH AT BEGINNING OF QUARTER		$13,932	$-

CASH AT END OF QUARTER		$9,409	$-

The accompanying notes are an integral part of these consolidated financial statements

Note 1 — Basis of Presentation

The unaudited consolidated financial statements have been prepared by UC HUB Group, Inc., Inc. (the “Registrant”), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended July 31, 2007 included in the Registrant’s Form 10K-SB for the year ended July 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended April 30, 2008 are not necessarily indicative of the results to be expected for the full year ending July 31, 2008.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Registrant as a going concern. The Registrant has had minimal revenue for the period, and has incurred a net loss for the three months ended April 30, 2008 in the amount of ($31,390) and as of

April 30, 2008 had an accumulated deficit of $(19,213,294). These conditions raise substantial doubt as to the Registrant's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Registrant be unable to continue as a going concern.

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

Stock Based Compensation

The Registrant accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Registrant recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Registrant did not grant any new employee options and no options were cancelled or exercised during the three months ended April 30, 2008. As of April 30, 2008, there were 9,780,000 options outstanding.

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

Earnings (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2008, there were substantial potential dilutive securities, including, 12,920,000 shares reserved for conversion of outstanding Series A Preferred Stock and 18,100,000 shares reserved in case of conversion of the Debenture.  For the three months ended April 30, 2008, the Registrant incurred net losses; therefore the effect of any dilutive securities (if existing) would be anti-dilutive.

Derivative instruments

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2007, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement has no impact on the Registrant's financial condition or results of operations.

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

Note 6 – Stockholders’ Deficit

At the three months ended April 30, 2008, the Registrant had 29,112,804 shares of its common stock issued and outstanding.

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

Note 8 – Liabilities

On January 1, 2007 Larry Wilcox, an Officer and Director of the Registrant elected to work without current compensation. The amount show on these financial statements as Accrued Officer Salary is owed to Mr. Wilcox solely for salaries owed him to date.. Mr. Wilcox is also owed for certain expenses, per his employment agreement which some have yet to be paid; these expenses are tracked as normal payables. On November 16, 2007, concurrent with the Rescission Agreement, Mr. Wilcox began accruing salaries, but has not been paid. Payments made to Mr. Wilcox during the Period covered by this report were solely to reimburse him for loans made to the Registrant and past due and incurred expenses.

The Registrant carries Short Term Notes in the amount of $1,138,594 representing loans made to the Registrant by a group of investors, headed by First Global Securities. Subsequent to the end of the period covered by this report, First Global Securities agreed to convert these short term notes into an Original Issue Discount Self-Liquidating Convertible Debenture issued by the Registrant. See “Subsequent Events”.

The Registrant has nine (9) notes with various investors, which were originally Short Term Notes. However the Registrant carries these notes as Long Term Notes, because by mutual agreement between the investors and the Registrant these notes have been extended indefinitely. Some of these notes continue to incur interest. Currently the Registrant has $476,472 in Long Term Notes, plus interest.

Note 9 – Common Stock

At the three months ended April 30, 2008, the Registrant had 29,112,804 shares of its common stock issued and outstanding.

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

RESULTS OF OPERATIONS

Comparison of the three (3) months ended April 30, 2008 to the three (3) months ended April 30, 2007:

Our total revenue was $17,611 for the 3 months ended April 30, 2008 compared to $0 for the same period ended April 30, 2007. Our gross profit was $5,109 for the 3 months ended April 30, 2008 versus $0 for the 3 months ended April 30, 2007. Selling, general and administrative expenses ("SG&A") for the 3 months ended April 30, 2008 were $36,500, as compared to SG&A of $140,580 for the 3 months ended April 30, 2007. The reduction is primarily attributable to the elimination of salaries and consulting fees.

Our net loss for the 3 months ended April 30, 2008 was ($31,390), compared to a loss of ($140,580) for the 3 months ended April 30, 2007.

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

Item 4 – Subsequent Events

On May 8, 2008 the Registrant signed a Non Binding LOI with Votecom that superseded the previous LOI of March 7, 2008.  The May 8, 2008 LOI included signatures of UC Hub Group Inc, and the two debenture holders, Crescent International and First Global. Securities.  Upon such reorganization, UC Hub Group Inc shall have no assets or liabilities remaining including all remaining subs which shall be sold or spun off.  Purchase price for all of the shares of Votecom will be 450 million shares of UC Hub Group Inc leaving no more than 50 million diluted shares outstanding for UC Hub.

On March 31, 2008 the Registrant acquired all of the assets of GreenZap Inc which included the software, backup, and code for online transactions, a 750,000 database, trademarks, and all such related intellectual properties per press release dated February 25, 2008.  The purchase price was 500,000 UC Hub common shares.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Regulation S Number	Exhibit
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

DATE: June 14, 2008	UC HUB GROUP, INC., INC. (Registrant) By: /s/ Larry D. Wilcox
Larry D. Wilcox Director and CEO (Principal Executive Officer and Principal Financial Officer)