Form 10-K
period 2008-07-31
UC Hub Group Inc
filed 2008-12-15
CIK 1072935

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2008

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO

COMMISSION FILE NO. 001-15665

UC HUB GROUP, INC.

(Exact name of issuer as specified in its charter)

NEVADA	88-0389393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6499 N. Powerline
Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)

Former Address

285 EAST WARM SPRINGS ROAD, SUITE 105, LAS VEGAS, NEVADA, 89119

Registrant's telephone number, including area code: (800) 278-8870

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,

PAR VALUE

$0.001 PER SHARE.

(Title of class)

Check whether the issuer is not required to file reports pursuant to

Section 13 or 15 (d) of the Exchange Act. o

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes o No x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

State issuer's revenues for its most recent fiscal year:$191,704 .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 15, 2008-$503,077

State the number of shares outstanding of each of the issuer's classes of common stock as of November 15, 2008: 29,592,804.

Documents incorporated by reference: None.

Contents

ITEM 1. DESCRIPTION OF BUSINESS.	3
GENERAL	3
HISTORICAL DEVELOPMENT	3
BUSINESS	4
EMPLOYEES	4
RISK FACTORS	4
RISKS RELATING TO OUR BUSINESS	4
ITEM 2. DESCRIPTION OF PROPERTY.	9
ITEM 3. LEGAL PROCEEDINGS.	9
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	10
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.	11
RECENT SALES OF UNREGISTERED SECURITIES	11
PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS	12
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.	12
RESULTS OF OPERATIONS	12
LIQUIDITY AND CAPITAL RESOURCES	13
APPLICATION OF CRITICAL ACCOUNTING POLICIES	13
RECENT DEVELOPMENTS	13
OFF-BALANCE SHEET ARRANGEMENTS	14
ITEM 7. FINANCIAL STATEMENTS.	14
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	14
ITEM 8A. CONTROLS AND PROCEDURES.	15
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.	15
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE	15
COMMITTEES OF THE BOARD OF DIRECTORS	15
COMPENSATION OF DIRECTORS	17
CODE OF ETHICS	17
ITEM 10. EXECUTIVE COMPENSATION.	18
SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION	18
STOCK OPTION AND STOCK APPRECIATION RIGHTS	18
OPTION EXERCISES AND HOLDINGS	19
EMPLOYMENT AGREEMENTS	19
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	19

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS	19
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	20
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	20
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.	20
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.	21
FINANCIAL PAGES	F-1
SIGNATURE PAGE	F-16

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Statements in this Form 10-K Annual Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K Annual Report.

GENERAL

UC Hub is a software development and a digital distribution company with primary interests in  global digital communications and digitally based products and services necessary to support the corporate vision of the "Digital Community."

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

In September 2002, we acquired AllCom USA, Inc., a Nevada corporation, which is a licensed carrier that had approximately $2.6 million a year in revenue. AllCom USA had a support infrastructure in place as a switchless reseller of long distance and related services before we closed this business.

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

In September 2005 the company sold the limited customer base of AllCom USA to AFN Inc The move was done to consolidate operations and focus on more profitable business.

In April 2006, the company sold its interest in eSafe, Inc., a wholly-owned subsidiary, to PSPP Holdings, Inc. and in 2007 rescinded this deal and eSAFE Inc was returned to the parent UC Hub Group Inc.

March 31, 2008 we acquired the assets of GreenZap Inc and began a marketing program with their staff.   and subsequently demanded a rescission agreement due to conflicts of interest and disagreements on the representations and warranty of the software and asset base.

In 2007 and 2008 we spent a considerable amount of time setting up the “Africard” in West Africa and strategically aligned with BIB Banks in Burkina Faso and Cote D’ Ivoire and Visa Interantional before capital infusion was no longer available for planning and execution of the business plan.

In 2008 in May we signed an LOI for a plan to merge with Votecom.  We attempted to find consensus among our creditors and were unable to do so, therefore, terminated the future negotiations.

BUSINESS

Our overall strategic plan is to continue to develop, add and offer other synergistic services that drive digital distribution to international clients. We believe in the evolution from an Internet-based (web centric) environment of today to a wireless technology (more mobile centric) environment in the future. We expect that this convergence of Internet and wireless technologies will provide economies of scale and ease of use that will support  the digital distribution of content combined with the ability to buy, sell and trade using a variety of mobile and web platforms portals we will offer. The long-term vision is to also find merger candidates that will bring shareholder value to the company. Our current focus is the global media portals and finding IP that enhances the efficiency of distribution.

The software infrastructure  of the globalweb site is a key element in not only differentiating our offerings, but also providing our customers the ability to adjust to the constant changes in the marketplace. The applications are real-time on-demand applications. Also our intellectual properties are key assets that we expect will create barriers to entry for the competition with respect to development and implementation times for competing software applications. We believe that as the applications from the digital distribution hub increase, the consolidation of software interface will become even more efficient, and our client's acquisition costs should go down while the return on investment increases.

EMPLOYEES

Currently, we have one employee and continue to use consultants on an as needed basis As we grow, we will need to attract an unknown number of additional qualified employees, however we could be unsuccessful in attracting and retaining the persons needed.

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

Competition.

There are many web portals in the market today and cultures created via AOL, Time Warner, Mania TV, My Space, Facebook and others.  We believe our approach is different and will create efficiencies in the distribution model for the end user.

Future capital requirements; uncertainty of future funding.

Our plan of operation calls for additional capital to facilitate growth and support our long-term development and acquisition strategy marketing programs.  We will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and acquisitions marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future programs.

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

Dependence on key employee(s).

Our business is dependent upon our senior executive officer, Larry Wilcox. Mr. Wilcox understands the Digital distribution hub arena and has positioned us to offer some key vertical services to a Digital City. In the event of future growth in administration, marketing, manufacturing and customer support functions, we will need to increase the depth and experience of our management team by adding new members. Our success will depend to a large degree upon the active participation of future  key officers and employees. Loss of services of  Mr. Wilcox as he is the author of the Digital City vision and his absence could have a significant adverse effect on our direction, the necessary chronology, operations and prospects. There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable notwithstanding the capital infusion requirements for the company and it’s future.

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

No Patents, Trademarks or Copyrights.

We currently have a patent with the benefits tied to a debit card and have a trademark with the Africard. We do not currently own any other patents, copyrights or trademarks with respect to any of our intellectual properties. Therefore, we have no assurance that we can protect our intellectual properties from infringement by others. Further, in the event that any of our competitors are able to secure intellectual property rights protection on properties that we possess, we might be precluded from using any such intellectual property.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently  rents  office space, and utilizes space provided by its Principle Executive Officer.

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

Fee v. UC Hub

Case No.: RCV093990

Court Filed: Rancho Cucamonga Superior Court

Date Filed: 3-21-06

Description: Plaintiff claims his shares should not have been converted when the Company merged and that he didn't get notice of the merger or public hearing.  Plaintiff settled and this is no longer a liability for 10,000 shares each.

Kong vs. UC Hub

Case No BC 348850

Date filed:  March 13, 2006

 Plaintiff, Alice Kong was paid $140,000 of the $180,000 due before the Company ran out of funds with a default on the agreement.  The Company is presently negotiating with the Plaintiff in court with no capital available at this time.

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

Stephen Herold, age 60, Mr. Herold is the CEO of Paradigm Systems Solutions and for the previous 5 years was a consultant with the Herold group.   Mr Herold resigned as a Director in 2007 to focus on his own business.

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

FISCAL 2007
QUARTERS ENDED

July 31, 2007	$0.05	$0.05
April 30, 2007	$0.03	$0.03
January 31, 2007	$0.05	$0.05
October 31, 2007	$0.06	$0.07

FISCAL 2008
QUARTER ENDED

July 31, 2006	$0.015	$0.019
April 30, 2006	$0.010	$0.015
January 31, 2006	$0.030	$0.035
October 30, 2006	$0.040	$0.045

We currently have 29,592,804  shares of our common stock outstanding and 4,306,667 shares of our Series A preferred stock outstanding. Our shares of common stock are held by approximately 150 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

NA

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

-	The information contained in an annual report on Form 10-K under the Exchange Act.

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

RESULTS OF OPERATIONS

Comparison of the Twelve Months Ended July 31, 2008 to the Twelve Months Ended July 31, 2007:

Revenue. Our total revenue was $191,704 for the 12 months ended July 31, 2008 compared to $0 for the same period ended July 31, 2007.

Gross Profit. Our gross profit was $18,227 of sales for the 12 months ended July 31, 2008 versus 0 for the 12 months ended July 31, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the 12 months ended July 31, 2008 were $331,792 ,  as compared to SG&A of $937,602 for the 12 months ended July 31, 2007. The reduction is primarily attributable to the elimination of unprofitable business.

Interest Expense. We incurred $0 of interest expense during the 12 months ended July 31, 2008, compared to interest expense of $3,601 incurred during the 12 months ended July 31, 2007.

Net Income (Loss). Our net loss for the 12 months ended July 31, 2008 was 314,013 , compared to a net loss of $220,471 for the year ended July 31, 2007. The improvement of net income was due primarily to the elimination of unprofitable business.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2008, we had a working capital deficit of $314,013. We generated a deficit in cash flow from operations of (314,013) for the 12 months ended July 31, 2008. The decrease in cash flow from operating activities for the period was primarily attributable to the consolidation of corporate functions.

We met our cash requirements during the period through proceeds from a long-term debt obligation.

We estimate our business operational expenses during the next 12 months will be approximately $500,000.

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

Our independent auditor's report on our July 31, 2008 financial statements included in this Annual Report states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

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

RECENT DEVELOPMENTS

The Company is currently working with various entities to attempt either an acquisition or merger.  We will bring in the globalweb.tv as part of the company and we are in negotiations with Tri Star Holdings Inc to acquire their gold, silver, copper and platinum mining assets.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our directors and executive officers are:

NAME	AGE	HELD SINCE	HELD SINCE
Larry Wilcox	61	Chairman, President, Principle Executive	1999

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

Andy Mercer

      56           Director                                                     1999

Mr. Mercer has extensive experience in consulting corporations, both public and private. His strengths are evident in structuring and restructuring at all phases of expansion and growth. Mr. Mercer has had many years of extensive experience including President of a General Partnership and as a General Partner. He also held the position of Vice President of Finance where he successfully implemented corporate capital structure and finance. Furthermore, he has played key roles in organizing, developing and overseeing business plans, executive summaries, offering memorandums, prospectuses, bridge funding documents, marketing plans, and promotional literature for client companies. He has assisted numerous public and private companies to receive funding and works closely with a variety of professionals. Mr. Mercer currently serves on the board of directors of several companies. He was educated at UCLA.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended July 31, 2008, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

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

COMPENSATION OF DIRECTORS

We do not compensate any of our directors for their services as directors other than stock for their time. However, we do reimburse our directors for expenses incurred in attending board meetings and issue stock for their time.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to UC Hub Group, Inc. and our subsidiaries for the fiscal years ended July 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
					Restricted	Securities
					Stock	underlying
				Other annual	Award(s)	Options/Salaries	LTIP	Total Other
Name	Year	Salary ($)	Bonus ($)	compensation ($)	(#)	($)	Payout ($)	Compensation

Larry Wilcox (1)	2008	-	-	-	-	-	-	-
Larry Wilcox (1)	2007	-	-	-	-	-	-	-

(1) Mr. Wilcox is our Principle Executive Officer, Director and Principle Financial Officer. He signed an employment agreement with us on February 1, 2004 that provides for an annual base salary of $360,000 with discretionary bonuses calculated by our board of directors. However, Mr. Wilcox has not taken, his full salary but has taken a lesser amount when capital is available or has taken payment for his expenses which he continues to subsidize.

STOCK OPTION AND STOCK APPRECIATION RIGHTS

No options were granted during the FYE July 31, 2008. The company has outstanding 9,780,000 options granted to Larry Wilcox and Steven Herold.

OPTION EXERCISES AND HOLDINGS

There were no Option Exercises that were activated or exercised.

The compensation program for our executives consists of three key elements:

-	A base salary, and expenses

-	A performance bonus, insurance and

-	Periodic grants and/or options of our common stock.

Base Salary. The chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the chief executive officer. For fiscal 2008, the following base salary was paid to our executive officers:

Larry Wilcox: $0

Performance Bonus. A portion of each officer's total annual compensation is in the form of a bonus. All bonus payments to officers must be approved by the compensation committee based on the individual officer's performance and company performance. For fiscal 2008 no bonus compensation was paid to any of our executive officers.

Stock Incentive. Stock options are granted to executive officers based on their positions and individual performance. Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The compensation committee considers the recommendations of the chief executive officer for stock option grants to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation. For fiscal 2008 no stock option grants where given to any of our executive officers.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2008, information concerning ownership of our securities by:

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

** Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by Lawrence Scharfman CPA P.A. for professional services rendered for the audit of our annual financial statements for fiscal year ended July 31, 2008 were $25,000.

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

DATE: November 15, 2008	UC HUB GROUP, INC. (Registrant) By: /s/ Larry D. Wilcox
Larry D. Wilcox Director and CEO

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

JULY 31, 2008 AND 2007

UC HUB GROUP, INC

LAWRENCE SCHARFMAN & CO., CPA P.A.

CERTIFIED PUBLIC ACCOUNTANTS

18 E. SUNRISE HIGHWAY, #203	9608 HONEY BELL CIRCLE
FREEPORT, NY 11520	BOYNTON BEACH, FL 33437
TELEPHONE: (516) 771-5900	TELEPHONE: (561) 733-0296

FACSIMILE: (516) 771-2598	FACSIMILE: (561) 740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

UC Hub Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of UC Hub Group, Inc as of July 31, 2008 and the related statements of losses, deficiency in stockholders equity and cash flows for the years ended July 31, 2008 and 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UC Hub Group Inc. as at July 31, 2008 and the consolidated results of its operations, statements of stockholders equity and cash flows for the years ended July 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LAWRENCE SCHARFMAN & CO, CPA P.A.

Certified Public Accountants

Boynton Beach, Florida

December 15, 2008

UC HUB Group & Subsidiaries, Inc.

Consolidated Balance Sheet

for the Year Ended July 31 2008

	July 31,	July 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$(26,388)	$601

Accounts Receivable, net of allowance of $0	$-	$-
Other current assets	0	127,046
Total current assets	$(26,388)	$127,648

Property and equipment, net of accumulated depreciation of $59,005	645	19,588
Licenses and Software	297,000	172,000
Inventory	105,900	4,326,387
Total assets	377,157	4,645,623

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	554,336	156,363
Accrued Officer Salary	466,282	349,282
Notes payable	1,138,594
Settlements	70,738
Total current liabilities	2,229,950	505,645

Convertible Debenture	905,000	918,000
Long term payables	476,472	395,500

Total Liabilities	3,611,422	1,819,145

Stockholders' (deficit)
Convertible Preferred stock, 10,000,000 shares authorized,
.001 par value per share; 4,292,291 shares issued and
outstanding at July 31, 2008	4,292	4,307

Common stock, .001 par value 50,000,000 shares authorized,
29,592,804 shares issued and outstanding at July 31, 2008	29,593	27,695

Stock subscription receivable	-	-
Additional paid-in capital	15,994,342	15,981,183
Additional paid-in capital - Equity Investment in PSPP Holdings		4,326,387
Accumulated (deficit)	(19,262,492)	(17,513,094))

Total stockholder's (deficit)	3,234,265	2,826,478

Total liabilities and stockholders' (deficit)	377,157	4,645,623

The accompanying notes are an integral part of these financial statements.

UC HUB Group & Subsidiaries, Inc.

Consolidated Statement of Losses

for the Year Ended July 31, 2008

	July 31,	July 31,
	2008	2007

Revenues	$191,704	$0

Cost of Sales	$173,476	$0

Gross Profit	18,227	$0

Selling, general, and administrative expenses	$331,792	$524,998
Bad Debt Expense		372,604
Debenture Expense		40,000
Total operating expenses	331,792	937,602

Loss before other income and expense	(314,013)	(937,602)

Other income (expense)
AP adjustment		543,351
Long term loan forgiveness		157,481
Stock Subscription		18,900
Common stock issued as part of asset acquisition		1,000
Interest income		(3,601)
Income (loss) before income taxes	(314,013)	(220,471))

Income tax benefit	-	-

Net Loss	(314,013)	(220,471))

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss	(0.01)	(0.03))

PER SHARE INFORMATION -
BASIC AND FULLY DILUTED
Weighted average shares outstanding	29,592,804	22,923,990

The accompanying notes are an integral part of these financial statements.

UC HUB Group & Subsidiaries, Inc.

Consolidated Statements of Stockholders’ Deficit

For The Years Ended July 31, 2008 and 2007

Additional
Preferred		Common stock		paid-in	Accumulated
Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, July 31, 2005	3,249,792	3,250	16,918,332	16,918	14,581,502	(16,559,419)	(1,957,749)

Common stock issued for conversion of Preferred	(869,337)	(869)	3,889,942	3,890	(3,021)
Issuance of Preferred Stock	2,441,497	2,441					2,441
Issuance Common Stock			4,322,475	4,322	1,281,751		1,286,074
Net Loss						(733,500)	(733,500)
Balance, July 31, 2006	4,821,952	4,822	25,130,749	25,131	15,860,232	(17,292,919)	(1,402,734)

Common stock issued for conversion of Preferred	(87,975)	(88)	263,925	264	(176)
Issuance Common Stock			2,300,000	2,300	120,700		123,000
Adjustments to Preferred	(427,310)	(427)			427
Net Loss						(220,471)	(220,471)
Prior Years Adj. to Retained Earnings						68,483
Balance, July 31, 2007	4,306,667	4,307	27,694,674	27,695	15,981,183	(17,444,907)	(1,500,205)

Balance, July 31, 2008	4,292,291	4,292	29,592,804	29,593	15,994,342	(19,262,492)	(3,234,265)

The accompanying notes are an integral part of these financial statements.

UC HUB Group & Subsidiaries, Inc.

Consolidated Statements of Cash Flows

for the Year Ended July 31, 2008

	2008	2007

OPERATING ACTIVITIES
Net (loss)	$(314,013)	$(220,471)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation		9,070
Changes in:
Accounts receivable		(323,543)
Other current assets		(849,198)
Loan Receivable	274,110
Accounts payable	(49,964)	(357,045)
Accrued expenses		(989,560)
Accrued interest
Contract payable
Other current liabilities		(94,117)
Loans payable	66,021
Stock subscription receivable		(75,000)

Net cash (used in) operating activities	(23,846)	(554,382)

INVESTING ACTIVITIES
Acquisition of property and equipment	17,007	(4,498,387

Net cash (used in) investing activities	17,007	(4,498,387

FINANCING ACTIVITIES
Settlement	(20,150)
Proceeds from sale of common stock, net		250,672
Proceeds from shareholder loan, net	-	-
Proceeds from convertible loan, net		540,000
Proceeds from notes payable, net		(207,481)
Proceeds from Equity Investment in PSPP Holdings		4,326,387

Net cash provided by financing activities	(20,150)	4,909,578

Net increase (decrease) in cash	(25,787)	(143,191)

CASH AT BEGINNING OF YEAR	601	143,792

CASH AT END OF YEAR	$(26,388)	$601

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

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of 314,013 and 220,471 during the twelve months ended July 31, 2008 and 2007, respectively. The Company's current liabilities exceeded its current assets by $ 3,234,265 as of July 31, 2008 (see Note B).

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

Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended July 31, 2008 and 2007 would have been increased to the pro forma amounts indicated below:

	July 31,
	2,008	2,007
Net Loss, as reported	(314,013)	(220,471)
Add: Total stock based employee compensation
compensation expense determined under fair
market value based method for all awards	-	-

Pro forma net loss	(314,013)	(220,471)

Earnings per share:
Basic and diluted loss per share:

As reported	(0.01)	(0.03)

Pro forma	(0.01)	(0.03)

In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 as of July 31, 2008.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $0 and $7,495 during the years ended July 31, 2008 and 2007, respectively.

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended July 31, 2008 and 2007, the Company incurred losses of (314,013) and  (220,471) respectively. In addition, the Company has a stockholder's deficit of (19,262,492). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C – MARKETABLE SECURITIES

On April 10, 2006 we sold our wholly owned subsidiary eSafe, Inc. to PSPP Holdings, Inc., and received 22,890,936 restricted shares of their common stock. Subsequent to this event PSPP began trading on the OTC Bulletin Board. As of FYE 7/31/2007 the value per shares was $.63 cents per share. The value if unrestricted and sold at the per-share price on 7/31/2007 would have been $14,421,290. However as these shares are restricted and therefore the actual amount that the Company could receive is unknown, the Company has valued this asset at only 30% of the quoted amount for the year ended July 31, 2007. In 2008 the transaction involving eSafe was rescinded..

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2008 consists of the following:

July 31, 2008
Office equipment and related equipment:
Furniture and fixtures	645

Less accumulated depreciation
Property and equipment - net	645

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

At July 31, 2008, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately that may be used to offset future taxable income. In the opinion of management, it is more likely than not that the benefits will not be realized based upon the earnings history of the Company.

NOTE F - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

Interest income (expense)	$		$(3,601)
Legal settlement		-	-
Loss on sale of investments		-	-

Income (loss) before income taxes		(314,013)	(220,471)

Income tax benefit		-	-

Net Loss		(314,013)	(220,471)

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss		(0.01)	(0.03)

PER SHARE INFORMATION -

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at July 31, 2008 are as follows:

Accounts payable	554,336
Accrued payroll and related expenses	466,282
Accrued interest
Total	$1,020,618

NOTE H - NOTES PAYABLE

Promissory Notes payable

As of July 31, 2008, the Company owed $1,138,594 in Notes payable.

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

NOTE I - CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of cumulative preferred stock, par value .001 per share. The preferred shares are convertible to common stock at a current ratio of 3:1. At July 31, 2008 there were 4,292,291 shares of preferred stock issued and outstanding.

COMMON STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value .001 per share. At the twelve months ended July 31, 2008 there were 29,592, 804 shares of common stock issued and outstanding.

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

Fee v. UC Hub

Case No.: RCV093990

Court Filed: Rancho Cucamonga Superior Court

Date Filed: 3-21-06

Description: Plaintiff claims his shares should not have been converted when the Company merged and that he didn't get notice of the merger or public hearing.  Plaintiff settled and this is no longer a liability for 10,000 shares each.

Kong vs. UC Hub

Case No BC 348850

Date filed:  March 13, 2006

 Plaintiff, Alice Kong was paid $140,000 of the $180,000 due before the Company ran out of funds with a default on the agreement.  The Company is presently negotiating with the Plaintiff in court with no capital available at this time.

NOTE M - SUBSEQUENT EVENTS

UC HUB is working on acquiring certain assets that would enhance the Company’s position and potentially the shareholder value.  UC Hub will continue with the original digital hub vision and will utilized the portal established as www.globalweb.tv which will become a UC HUB asset.  As of Dec, 2008 globelweb.tv will have the rights to some championship boxing events to be broadcast from various locations including Las Vegas, Atlantic City, Orlando and Los Angeles.

UC Hub has terminated  any relationship with GreenZap Inc and its management.  UC Hub has shared with the Attorney General this transaction and with banking authorities and regulatory.

UC Hub terminated the potential deal with SkyPacific Innovations  and believes they were negligent and unprofessional in their communications, timing and the production of material information.  The representations and warranty by the SkyPacific Innovations Group were never produced per the requests of the Company.

UC Hub has signed a Memorandum of Unde5rstanding to acquire the mining assets of TriStar Holidning Inc and will issue shares in exchange for said mining contracts and or assets.  TriStar has represented that these are gold, silver, platinum and copper mines.  The equipment has been sent to the first gold mining location and is expected to begin and report such during the month of December 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UC HUB GROUP INC.

By:	/s/ Larry Wilcox

Larry Wilcox

Chief Executive Officer and Director

Date: December 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Wilcox Larry Wilcox	Chief Executive Officer and Director	December 12, 2008