Form 10-Q
period 2008-10-31
UC Hub Group Inc
filed 2008-12-30
CIK 1072935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[mark one]

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2008

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

Yes o    No x

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: : 29,592,804 shares of common stock, $.001 par value per share, as of December 10, 2008.

Transitional Small Business Disclosure Format (check one): Yes o  No x

UC HUB Group, Inc.

2

UC HUB Group & Subsidiaries, Inc.

Consolidated Balance Sheet

for the Quarter Ended October 31, 2008

	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$(6,155)	$-
Accounts Receivable, net of allowance	$-	$-
Other current assets	46,378	52,936
Total current assets	$40,222.75	$52,936

Property and equipment, net of accumulated depreciation of $59,005	650	19,588
Licenses an Software	105,900.00	172,000
Marketable Securities (Investment PSPP)	0	171,682
Total assets	146,768	416,206

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	247,838	156,363
Accrued Officer Salary	524,905	349,282
Notes payable	1,390,055	529
Total current liabilities	2,162,798	506,174

Convertible Debenture	918,000	918,000
Long term payables	395,500	395,500

Total Liabilities	3,476,298	1,819,674

Stockholders' (deficit)
Convertible Preferred stock, 10,000,000 shares authorized, .001 par value per share; 4,292,292 shares issued and outstanding at October 31, 2008	4,292	4,307

Common stock, .001 par value 50,000,000 shares authorized, 29,592,804 shares issued and outstanding at October 31, 2008	29,593	27,695
Stock subscription receivable	-	-
Additional paid-in capital	15,981,183	15,981,183
Additional paid-in capital - Equity Investment in PSPP Holdings	0	171,682
Accumulated (deficit)	(19,344,598)	(17,588,335)
Deferred Compensation	-	-
Common Stock Issued in Advance	-	-

Total stockholder's (deficit)	(3,329,530)	(1,403,468)

Total liabilities and stockholders' (deficit)	146,768	416,206

The accompanying notes are an integral part of these consolidated financial statements.

3

UC HUB Group & Subsidiaries, Inc.

Consolidated Statement of Losses

for the Quarter Ended October 31, 2008

		2008	2007

Revenues		$0	$0

Cost of Sales		$(13,351)	$0

Gross Profit		$0	$0

Selling, general, and administrative expenses		$46,294	$75,241

Total operating expenses		$172,882	$75,241

Loss before other income and expense		$(32,942)	$-75,241

Income (loss) before income taxes		$(32,942)	$-75,241

Income tax benefit		$0	$0

Net Loss		$(32,942)	$-75,241

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss		$-	$0

PER SHARE INFORMATION - BASIC AND FULLY DILUTED
Weighted average shares outstanding	$	: 29,592,804	$26,915,314

The accompanying notes are an integral part of these consolidated financial statements.

4

UC HUB Group & Subsidiaries, Inc.

Consolidated Statements of Cash Flows

for the Quarter Ended October 31, 2008

2008	2007

OPERATING ACTIVITIES
Net (loss)	$(32,942))	$(75,241)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in:
Accounts receivable
Other current assets
Loans Payable		530
Accounts payable	53,175)
Loans Receivable		74,110
Net cash (used in) operating activities	20,233)	(601)

INVESTING ACTIVITIES
Acquisition of property and equipment
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES

Proceeds from Equity Investment in PSPP Holdings
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	20,233)	(601)

CASH AT BEGINNING OF QUARTER	(26,388)	601

CASH AT END OF QUARTER	$(6,155)	$-

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

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of 32,942 during the three months ended October 31, 2008. The Company's current liabilities during the three months ended October 31, 2008 were 2,162,798.

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the year ended July 31, 2008 and the Quarter ended October 31, 2008, the Company incurred losses of (314,013) and  (32,942) respectively. In addition, the Company has a stockholder's deficit of (19,344,598). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2008 consists of the following:

October 31, 2008
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

At October 31, 2008, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately that may be used to offset future taxable income. In the opinion of management, it is more likely than not that the benefits will not be realized based upon the earnings history of the Company.

NOTE F - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

Interest income (expense)	$
Legal settlement		-
Loss on sale of investments		-

Income (loss) before income taxes		(32,942))

Income tax benefit		-

Net Loss		(32,942))

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss		(0.001))

PER SHARE INFORMATION -

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at October 31, 2008 are as follows:

Accounts payable	247,838
Accrued payroll and related expenses	524,905
Notes Payable	1,390,055
Total	$2,162,798

NOTE H - NOTES PAYABLE

Promissory Notes payable

As of October 31, 2008, the Company owed $1,390,055 in Notes payable.

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

NOTE I - CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of cumulative preferred stock, par value .001 per share. The preferred shares are convertible to common stock at a current ratio of 3:1. At October 31, 2008 there were 4,292,291 shares of preferred stock issued and outstanding.

COMMON STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value .001 per share. At the twelve months ended October 31, 2008 there were 29,592, 804 shares of common stock issued and outstanding.

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

Date: December 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Wilcox Larry Wilcox	Chief Executive Officer and Director	December 26, 2008