Form 10-Q
period 2009-01-31
UC Hub Group Inc
filed 2009-03-16
CIK 1072935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[mark one]

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2009

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

Yes o    No x

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: : 29,807,803 shares of common stock, $.001 par value per share, as of January 31, 2009.

Transitional Small Business Disclosure Format (check one): Yes o  No x

UC HUB Group, Inc.

2

UC HUB Group & Subsidiaries, Inc.

Consolidated Balance Sheet

for the Quarter Ended January 31, 2009

	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,643	$13,932
Loans Receivable	$141,108	$-
Other current assets	-	105,900
Total current assets	$157,751	$119,832

Property and equipment, net of accumulated depreciation of $59,005	28,658	19,588
Licenses and Software	105,286	297,000
Marketable Securities (Investment PSPP)	0	0
Total assets	291,695	436,420

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	616,022	554,336
Accrued Officer Salary	973,500	376,282
Notes payable	1,337,720	1,229,557
Total current liabilities	2,927,242	2,160,175

Convertible Debenture	905,000	905,000
Long term payables	476,472	476,472
	1,381,472	1,381,472
Total Liabilities	4,308,714	3,541,647

Stockholders' (deficit)
Convertible Preferred stock, 10,000,000 shares authorized, .001 par value per share; 4,292,292 shares issued and outstanding at January 31, 2009	4,292	4,307

Common stock, .001 par value 50,000,000 shares authorized, 29,807,803 shares issued and outstanding at January 31, 2009	29,808	27,955
Stock subscription receivable	-	-
Additional paid-in capital	15,369,452	16,045,415

Accumulated (deficit)	(19,420,571)	(19,182,904)
Deferred Compensation	-	-
Common Stock Issued in Advance	-	-

Total stockholder's (deficit)	(4,017,019)	(3,105,227)

Total liabilities and stockholders' (deficit)	291,695	436,420

The accompanying notes are an integral part of these consolidated financial statements.

3

UC HUB Group & Subsidiaries, Inc.

Consolidated Statement of Losses

for the Quarter Ended January 31, 2009

	2009	2008

Revenues	$0	$38,638

Cost of Sales	$4,027	$27,589

Gross Profit	$0	$11,048

Selling, general, and administrative expenses	$71,946	$193,832

Total operating expenses	$75,973	$193,832

Loss before other income and expense	$(75,973)	$(182,783)

Income (loss) before income taxes	$(75,973)	$(182,783)

Income tax benefit	$0	$0

Net Loss	$(75,973)	$(182,783)

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss	$-	$-

PER SHARE INFORMATION - BASIC AND FULLY DILUTED
Weighted average shares outstanding	: 29,807,803	, 27,954,674

The accompanying notes are an integral part of these consolidated financial statements.

4

UC HUB Group & Subsidiaries, Inc.

Consolidated Statements of Cash Flows

for the Quarter Ended January 31, 2009

2009	2008

OPERATING ACTIVITIES
Net (loss)	$(75,973))	$(182,783)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in:
Accounts receivable
Other current assets
Loans Payable	15,214
Accrued Salary	45,000)
Loans Receivable		178,895
Net cash (used in) operating activities	(15,759))	(3,888)

INVESTING ACTIVITIES
Acquisition of property and equipment		17,820
Net cash (used in) investing activities	-	17,820

FINANCING ACTIVITIES

Proceeds from Equity Investment in PSPP Holdings
Net cash provided by financing activities	30,000	12,740

Net increase (decrease) in cash	14,241)	13,932

CASH AT BEGINNING OF QUARTER	2,402	0

CASH AT END OF QUARTER	$16,643	$13,932

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

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of 75,973 during the three months ended January 31, 2009. The Company's current liabilities during the three months ended January 31, 2009 were 2,927,242.

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the Quarter ended January 31, 2009, the Company incurred losses of (75,973). In addition, the Company has a stockholder's deficit of (19,420,571). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at January 31, 2009 consists of the following:

January 31, 2009
Office equipment and related equipment:
Furniture and fixtures	28,658

Less accumulated depreciation
Property and equipment - net	28,658

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

At January 31, 2009, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately that may be used to offset future taxable income. In the opinion of management, it is more likely than not that the benefits will not be realized based upon the earnings history of the Company.

NOTE F - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

Interest income (expense)	$
Legal settlement		-
Loss on sale of investments		-

Income (loss) before income taxes		(75,973))

Income tax benefit		-

Net Loss		(75,973))

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss		(0.001))

PER SHARE INFORMATION -

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at January 31, 2009 are as follows:

Accounts payable	616,022
Accrued payroll and related expenses	973,500
Notes Payable	1,337,720
Total	$2,927,242

NOTE H - NOTES PAYABLE

Promissory Notes payable

As of January 31, 2009, the Company owed $1,337,720 in Notes payable.

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

NOTE I - CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of cumulative preferred stock, par value .001 per share. The preferred shares are convertible to common stock at a current ratio of 3:1. At January 31, 2009 there were 4,292,291 shares of preferred stock issued and outstanding.

COMMON STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value .001 per share. At the twelve months ended January 31, 2009 there were 29,807,803 shares of common stock issued and outstanding.

NOTE J - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company does not lease any office space; it uses space provided by its Chief Executive on an accrural cost basis  to the Company.

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

NOTE M - SUBSEQUENT EVENTS

UC HUB Group Inc finalized the formal asset acquisition agreement with Tri Star Holdngs Inc for mining claims.  Tri Star Holdings provided assays on the properties and represented these claims to have precious minerals with a multi- million dollar potential.

UC Hub began doing the due diligence on said claims which have included title searches, legal mining experts, geologists,   and new assays from multiple independent mineral laboratories.  Management from UC Hub even went to the mining site, camped out, and mined for one week as part of the due diligence and to maintain the chain of custody of the gold sampling.

The new assays were reported and posted on the company web site and these assays have confirmed gold on the property. The company plans to begin bulk gold mining samplings during the latter part of March and early April 2009.  The Company has also located heavy equipment to acquire and has been in discussions with several mining companies to mine the initial gold Placer property located in the Wickenburg, Arizona area.  Assays showed a high of 7 oz/st of concentrate to less than 1 oz/st concentrate. The  detail of assays are available on the Company web site (www.uchub.net)  The company paid 190 million shares and issued one certificate for this amount  as consideration for this acquisition .

The mining claim has been acquired and all signatories on this Wickenburg claim have been executed.  Filings have begun with the Bureau of Land Management and such regulatory filings will continue.  The Company has been working with a mining legal expert licensed to practice in the State of Arizona and familiar with the regulatory processes.

The company has two verbal commitments for additional funding and one of these groups has submitted a term sheet for $5 Million and this contract is under review.  The other group is a smaller investment geared to the operations of the mine.  Once the economics of the mines are defined the company can decide whether it requires additional capital infusion, or that it may potentially be capable of self funding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UC HUB GROUP INC.

By:	/s/ Larry Wilcox

Larry Wilcox

Chief Executive Officer and Director

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Wilcox Larry Wilcox	Chief Executive Officer and Director	March 13, 2009