Form 10-Q
period 2009-04-30
UC Hub Group Inc
filed 2009-06-19
CIK 1072935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[mark one]

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2009

o	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File Number 001-15665

UC HUB Group, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	88-0389393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 appaloosa lane West hills, ca 91307
91307
(Address of principal executive offices)	(Zip Code)

Former Address

6499 Powerline Ft Lauderdale Florida  33309

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

Yes o    No x

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 240,617,803 shares of common stock, $.001 par value per share, as of April 30, 2009.

Transitional Small Business Disclosure Format (check one): Yes o  No x

UC HUB Group, Inc.

UC HUB Group & Subsidiaries, Inc.

Consolidated Balance Sheet

for the Quarter Ended April 30, 2009

	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,188	$9,409
Loans Receivable	$246,394	$-
Other current assets	-	105,900
Total current assets	$246,394	$115,309

Property and equipment, net of accumulated depreciation of $59,005	(49,934)	19,588
Computers and Equipment and Software	71,016	297,000
Marketable Securities (Investment PSPP)	0	0
Total assets	298,338	431,897

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	677,708	554,336
Accrued Officer Salary	1,018,500	466,282
Notes payable	1,470,747	1,229,557
Total current liabilities	3,166,955	2,250,175

Convertible Debenture	378,000	905,000
Long term payables	910,000	476,472
	1,381,472	1,381,472
Total Liabilities	4,548,427	3,631,647

Stockholders' (deficit)
Convertible Preferred stock, 10,000,000 shares authorized, .001 par value per share; 4,292,292 shares issued and outstanding at April 30, 2009	4,292	4,292

Common stock, .001 par value 50 0 ,000,000 shares authorized, 240,617,803 shares issued and outstanding at April 30, 2009	240,618	29,113
Stock subscription receivable	-	-
Additional paid-in capital	23,963,801	15,980,139

Accumulated (deficit)	(19,660,284)	(19,213,294)
Deferred Compensation	-	-
Common Stock Issued in Advance	-	-

Total stockholder's (deficit)	(4,250,089)	(3,199,752)

Total liabilities and stockholders' (deficit)	298,338	431,897

The accompanying notes are an integral part of these consolidated financial statements.

UC HUB Group & Subsidiaries, Inc.

Consolidated Statement of Losses

for the Quarter Ended April 30, 2009

	2009	2008

Revenues	$0	$17,611

Cost of Sales	$3,902	$12,502

Gross Profit	$0	$5,109

Selling, general, and administrative expenses	$79,318	$36,500

Total operating expenses	$75,973	$36,500

Loss before other income and expense	$(83,220)	$(31,390)

Income (loss) before income taxes	$(83,220)	$(31,390)

Income tax benefit	$0	$0

Net Loss	$(83,220)	$(31,390)

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss	$-	$-

PER SHARE INFORMATION - BASIC AND FULLY DILUTED
Weighted average shares outstanding	: 240,617,803	, 29,112,804

The accompanying notes are an integral part of these consolidated financial statements.

UC HUB Group & Subsidiaries, Inc.

Consolidated Statements of Cash Flows

for the Quarter Ended April 30, 2009

	2009	2008

OPERATING ACTIVITIES
Net (loss)	$(83,220))	$(31,390)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in:
Accounts receivable
Other current assets
Loans Payable	24,864	47,830
Accrued Salary	45,000)	16,440
Loans Receivable
Net cash (used in) operating activities	(13,356))	16,440

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,098)	(813)
Net cash (used in) investing activities	(1,098)	(813)

FINANCING ACTIVITIES

Proceeds from Equity Investment in PSPP Holdings
Net cash provided by financing activities	20,000	(20,150)

Net increase (decrease) in cash	5,545)	(4,523)

CASH AT BEGINNING OF QUARTER	16,643	13,932

CASH AT END OF QUARTER	$22,188	$9,409

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

The Company issued 190,000,000 restricted shares as one certificate as consideration for the mining claims per the formal asset acquisition agreement with Tri Star Holdngs Inc. Tri Star Holdings provided assays and lists of properties represented as values over $10 billion .. UC Hub has structured these mining acquisitions so that they are performance driven and issued shares contingent upon the agreement and said representations and warranties..

UC Hub began doing the due diligence on said claims which have included title searches, legal mining experts, geologists,   and new assays from multiple independent mineral laboratories.  Management from Management went to the mining site, camped out, and mined for one week as part of the continued chain of due diligence and to maintain the chain of custody of the gold sampling.

The new assays were reported with extreme caution and these assays have confirmed gold on the property, however the Company maintains these assays do not mean these properties are economic mines. The company began some bulk gold mining samplings during the latter part of  April and May 2009 and submitted these samples for further review.  During this period of time management located a mining opportunity in Montana with gold and sapphires. The Company has also located heavy equipment which it has acquired as part of the Wash Plant.   The Wash Plant included a trommel, and 80Kw Generator and trailer, sluice boxes, concentrating bowls conveyor belts, hopper , water truck, pick up and brass pumps with hoses and distribution boxes.

The Company then reviewed the most economical mining location to get the maximum return for the time and investment and decided to prioritize the Montana gold and sapphire mine.

Recently the equipment was moved to a Montana property to begin the integration and future mining of gold and sapphires. The Company believes that the privately held mining claims will provide some timely revenue for precious metals and gems.

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $ 83,220 during the three months ended April 30, 2009. The Company's current liabilities during the three months ended April 30, 2009 were $ 3,166,955.

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the Quarter ended April 30, 2009, the Company incurred losses of (75,973). In addition, the Company has a stockholder's deficit of (19,420,571). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C – MARKETABLE SECURITIES

NONE

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2009 consists of the following:

April 30, 2009
Office equipment and related equipment:
Furniture and fixtures	71,016

Less accumulated depreciation
Property and equipment - net	71,016

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

At April 30, 2009, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately that may be used to offset future taxable income. In the opinion of management, it is more likely than not that the benefits will not be realized based upon the earnings history of the Company.

NOTE F - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

Interest income (expense)	$
Legal settlement		-
Loss on sale of investments		-

Income (loss) before income taxes		(83,220))

Income tax benefit		-

Net Loss		(83,220))

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss		(0.001))

PER SHARE INFORMATION -

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2009 are as follows:

Accounts payable	677,708
Accrued payroll and related expenses	1,018,500
Notes Payable	1,470,747
Total	$3,166,955

NOTE H - NOTES PAYABLE

Promissory Notes payable

As of April 30, 2009, the Company owed $1,470,747in Notes payable.

Other notes payable

Pursuant to a Securities Purchase Agreements, 2007 (the "Securities Purchase Agreement"), UC Hub Group Inc. (the "Company") sold an Original Issue Discount Self-Liquidating Convertible Debenture with Crescent International having a principal amount of  $378,000 (the "Debenture'). The Debenture does not bear interest. The principal sum of the Debenture must be paid by June 7, 2008 .

Pursuant to a separate Securities Purchase Agreement, dated as of February 16, 2007 (the "Securities Purchase Agreement"), UC Hub Group Inc. (the "Company") sold an second Original Issue Discount Self-

Liquidating Convertible Debenture having a principal amount of $540,000 (the "Debenture'). The Debenture was sold for $500,000 and the additional of $40,000 was expensed. Except to pay off certain liabilities of the Company the proceeds of the offering will be used for working capital purposes. The Debenture does not bear interest. The principal sum of the Debenture must be paid by February 16, 2008.

The debenture included warrants of 7, 560,000 shares at .05 cents and an additional 7, 560,000 shares at .07 cents.  These warrants have been mutually cancelled.

As of this date there has been a conversion of $13,000 or 260,000 shares and a subsequent conversion of one million shares for $50,000 leaving a balance of $328,000 on the $378,000 Debenture.

NOTE I - CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of cumulative preferred stock, par value .001 per share. The preferred shares are convertible to common stock at a current ratio of 3:1. At April 30, 2009 there were 4,292,291 shares of preferred stock issued and outstanding.

COMMON STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value .001 per share. At the twelve months ended April 30, 2009 there were 240,617,803 shares of common stock issued and outstanding.   (However, 190,000,000 remain in escrow per the escrow agreement between TSHL and UC Hub Group Inc)

NOTE J - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company does not lease any office space; it uses space provided by its Chief Executive on an accrural cost basis  to the Company.

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has entered into an employment agreement with its Chief Executive Officer:

Employment Agreement dated as of February 1, 2004 with Larry Wilcox as president and chief executive officer. The term of the agreement is for three years with an automatic extension beginning on the third anniversary of the agreement, and continuing every third anniversary, unless either party notifies the other in writing more than 90 days prior to the extension date that the agreement is no longer to be extended. The agreement provides that Mr. Wilcox may devote time to Wilcox Productions, so long as he continues to completely and adequately perform his duties pursuant to the agreement. Mr. Wilcox will receive a salary of $360,000 per year, plus incentive bonuses and stock options for 1,500,000 shares of our common stock exercisable at $0.16 per share under our 2003 Stock Option Plan. Mr. Wilcox is also subject to a non-

competition agreement. NOTE: The 1,500,000 options granted Mr. Wilcox were cancelled on 5/25/2005and replaced with a grant by the board of directors of 6,585,000 options at a $.06 strike price.

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

Kong vs. UC Hub

Case No BC 348850

Date filed:  March 13, 2006

 Plaintiff, Alice Kong was paid $140,000 of the $180,000 due before the Company ran out of funds with a default on the agreement.  The Company made the last court appearance, the opposing counsel did not show up and the court dismissed the case

NOTE M - SUBSEQUENT EVENTS

On January 29, 2009 the company and TSHL signed an Amendment to the December 29, 2009 Asset Acquistion Agreement.  In this Amendment certain representations and warranties were made by TSHL, reiterating the value of these mines and stating these mining claims as sold were economically feasible to mine and that the mines would produce immediate  revenue.  If they were not economic, or any discrepancies were found, then, at the sole discretion of UC Hub, these mines could be potentially switched out for a “replacement mine” or cancelled and a pro rata distribution of shares would be credited back to UC Hub Group Inc as a re-wind or claw back provision.

.  The company signed and Escrow Agreement with TSHL to escrow the 190 million shares with the Transfer Agent. The escrow is for six months starting from the time of execution of the original asset acquisition agreement until these mines can be proven or perfected within that term.  If any of these  original and existing mines can be proven and perfected at no expense to UC HUB,  so that UC Hub can begin mining the properties and validate their economic potential, and validate free and clear title to mine, then the pro rata shares will be issued for that mine.  If this is not completed within the term stipulated herein then the shares will be returned to the treasury of UC HUB and said shares will be free and clear in full, retired with no encumbrances.  TSHL agreed to hold UC Hub Harmless based upon this Escrow Agreement and all transactions regarding these mining claims.

UC Hub has spent considerable time with a focus on the Montana sapphire and gold property.  Management has paid some of these expenses in an attempt to accelerate this venture.  Management is optimistic about the opportunity but realizes that capital infusion is necessary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UC HUB GROUP INC.

By:	/s/ Larry Wilcox

Larry Wilcox

Chief Executive Officer and Director

Date: June 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Wilcox Larry Wilcox	Chief Executive Officer and Director	June 18, 2009