Form 10-K
period 2009-07-31
UC Hub Group Inc
filed 2009-11-18
CIK 1072935

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 200 9

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO

Commission File Number: 001-15665

UC HUB GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0389393
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10 Appaloosa Lane, West Hills, Ca 91307
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of July 31, 2009 $2,408,178.

State the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2009: 240,817,804.

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

GENERAL

UC Hub is presently focused on the mining and energy business and has signed a binding Memorandum of Understanding for a Montana Gold and Sapphire Property.  UC Hub has also signed and Letter of Intent to do a JV deal with Rector Drilling for an oil and gas well in Illinois.

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

In September 2002, the Company acquired AllCom USA, Inc., a Nevada corporation, which is a licensed carrier that had approximately $2.6 million a year in revenue. AllCom USA had a support infrastructure in place as a switchless reseller of long distance and related services before we closed this business.

In September 2003, the Company ~~we~~ formed a new wholly owned subsidiary, eSAFE, Inc, a Nevada corporation, as our financial services arm to provide electronic payments, cash cards and related custom transactional based services to local communities.

In March 2004 the Company merged with a wholly owned subsidiary of Expertise Technology Innovation, Inc., which resulted in a change of control of that company as discussed below. See "Change of Control."

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

In 2007 and 2008 we spent a considerable amount of time setting up the “Africard” in West Africa and strategically aligned with BIB Banks in Burkina Faso and Cote D’ Ivoire and Visa International before capital infusion was no longer available for planning and execution of the business plan.

In 2008 in May we signed an LOI for a plan to merge with Votecom.  We attempted to find consensus among our creditors and were unable to do so, therefore, terminated the future negotiations.

In the last quarter of 2008 and 1st quarter of 2009 the Company began to focus on the mining and energy sector attempting to acquire some assets for the Company with stock.  The Company made an arrangement with Tri Star Holdings Inc for several mining properties but after months of due diligence  and finding  multiple discrepancies  all parties mutually agreed to cancel this arrangement.

In February 2009 UC HUB signed a Letter of Intent with Rector Drilling in the Oil and Gas sector to evaluate some potential Joint Venture drilling opportunities.

On April 27, 2009 management signed a Letter of Intent for gold and sapphire mining purposes located in Montana.

On May 21, 2009 a Binding MOU was signed for the property  with the intent to begin mining in 2009 and form an Operations Company.

In July 2009 the Company signed a Letter of Intent with R&J Howell Investments Ltd,  in Toronto, Canada and their representative, Robert Talbot for up to $1 Million in funding for the Montana Mining opportunity.

BUSINESS

Our overall strategic plan is to continue to develop and acquire , oil and gas properties and these operations will generate revenue or have existing revenue and to develop expand both oil and gas business and the mineral exploration business ..   This vector of focus shall mandate ec ~~o~~ onomic operations with very limited overhead resulting in profits and subsequently expand ing in th ese very focused arena s ..   Since the Company acquired some mining equipment for a placer wash plant we believe we can leverage some technologies that are external to the company but these technologies may provide additional efficiencies in the various forms of exploration for oil and gas and mining in general ..  However, we are extremely conservative about an y technological representations and believe these may have very limited niche applications for cost effective pilot programs and should not be construed as a panacea, directly or indirectly.

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

Competition.

There are many large and small mining companies in the world with ample funding for exploration and development and of course depending on the price of precious metals and energy, there are opportunities for small companies to succeed.  There is of course a world market for gold and sapphires and a mercurial market for oil and gas.  The economics of such are dictated by the vacillations in the marketplace.

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

Dependence on key employee(s).

Our business is dependent upon our senior executive officer, Larry Wilcox. Mr. Wilcox  heretofore as been the one individual who has made multiple loans to the company and has sacrificed his own salary month after month while performing all of the necessary duties to keep the company moving towards a successful and revenue generating activity.  Mr. Wilcox’s absence could have a significant adverse effect on the stability of the company, the direction, the necessary chronology, operations and prospects. There can be no assurance that we will be able to employ qualified persons on such terms to replace officers who become unavailable notwithstanding the capital infusion requirements for the company and it’s future.

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

FISCAL 2008
QUARTERS ENDED

July 31, 2009	$0.01	$0.01
April 30, 2009	$0.01	$0.01
January 31, 2009	$0.01	$0.01
October 31, 2008	$0.007	$0.007

FISCAL 2009
QUARTER ENDED

July 31, 2008	$0.015	$0.019
April 30, 2008	$0.010	$0.015
January 31, 2008	$0.02	$0.02
October 30, 2007	$0.040	$0.045

We currently have 240,817,804 shares of our common stock outstanding and 4,292,291 shares of our Series A preferred stock outstanding. Our shares of common stock are held by approximately 150 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

RESULTS OF OPERATIONS – RON’ need his input here

Comparison of the Twelve Months Ended July 31, 2008 to the Twelve Months Ended July 31, 2009:

Revenue. Our total revenue was $191,704 for the 12 months ended July 31, 2008 compared to $0 for the same period ended July 31, 2009.

Gross Profit. Our gross profit was $18,227 of sales for the 12 months ended July 31, 2008 versus (109,654) for the 12 months ended July 31, 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the 12 months ended July 31, 2008 were $331,792 ,  as compared to SG&A of $518,474 for the 12 months ended July 31, 2009. The reduction is primarily attributable to the elimination of unprofitable business.

Interest Expense. We incurred $0 of interest expense during the 12 months ended July 31, 2008, compared to interest expense of $18,837 incurred during the 12 months ended July 31, 2009.

Net Income (Loss). Our net loss for the 12 months ended July 31, 2008 was 314,013 , compared to a net loss of $533,579 for the year ended July 31, 2009. The improvement of net income was due primarily to the elimination of unprofitable business.

LIQUIDITY AND CAPITAL RESOURCES – RON- NEED HIS INPUT HERE

As of July 31, 2009, we had a working capital deficit of $533,579. We generated a deficit in cash flow from operations of (533,579) for the 12 months ended July 31, 2009. The decrease in cash flow from operating activities for the period was primarily attributable to the consolidation of corporate functions and the change of direction of the Company into the mining business.

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

Our independent auditor's report on our July 31, 2009 financial statements included in this Annual Report states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

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

RECENT DEVELOPMENTS

The Company is currently working on a gold and sapphire mine in Montana.  The Company has signed an LOI with R&J Howell Investments Ltd and are awaiting the formal contract and funding for up to $1 Million in October 2009.  The Company has also signed a JV deal with Rector Drilling and is presently drilling an oil and gas well in Illinois.  The Company hopes that with capital infusion from said party and from revenue from these two areas of focus, that the company will then began to grow and self fund additional mergers and acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 11, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of the Company’s primary auditor, Lawrence Scharfman CPA PA (“Scharfman”).  Accordingly, the Company’s Board of Directors  has dismissed Mr. Scharfman. (Please see 8-k filed on September 15, 2009).

The Company has engaged the accounting firm of Larry O’Donnell, CPA, P.C. on September 24, 2009.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our directors and executive officers are:

NAME	AGE	HELD SINCE	HELD SINCE
Larry Wilcox	6 2	Chairman, President, Principle Executive	1999

Our executive officers are elected annually by our board of directors. There are no family relationships among our directors and executive officers.

Larry Wilcox has experience in creating and developing new business ventures in the entertainment, media and the telecom and computer technology markets. Mr. Wilcox founded U C Hub Group in February 1999 and has been our chief executive officer and chairman of the board of directors since inception. From 1999 until the present, Mr. Wilcox's Digital City vision was ~~is~~ the map that management believe ~~s~~ d ~~wi ll~~ would enhance the quality and the efficiency of a  digital municipality and their respective software solutions with electronic payments as a digital distribution Hub.  Due to a lack of capital infusion the company and a change in the rules and laws for CLECs and communications the Company is no longer involved in a Digital City vision.  Presently the Company is focused solely on mining and the energy business and hopes that these potential revenue producing assets will then provide a conduit to rejuvenated growth. Prior to this time frame, Mr. Wilcox had a 20 year successful international career in the television entertainment industry.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended July 31, 2009, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to UC Hub Group, Inc. and our subsidiaries for the fiscal years ended July 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
					Restricted	Securities
					Stock	underlying
				Other annual	Award(s)	Options/Salaries	LTIP	Total Other
Name	Year	Salary ($)	Bonus ($)	compensation ($)	(#)	($)	Payout ($)	Compensation

Larry Wilcox (1)	2008	-	-	-	-	-	-	-
Larry Wilcox (1)	2009	-	-	-	-	-	-	-

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

STOCK OPTION AND STOCK APPRECIATION RIGHTS

No options were granted during the FYE July 31, 2009. The company has outstanding 9,780,000 options granted to Larry Wilcox and Steven Herold.

OPTION EXERCISES AND HOLDINGS

There were no Option Exercises that were activated or exercised.

The compensation program for our executives consists of three key elements:

-	A base salary, and expenses

-	A performance bonus, insurance and

-	Periodic grants and/or options of our common stock.

Base Salary. The chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the chief executive officer. For fiscal 200 9 , the following base salary accrued to our executive officers:

Larry Wilcox: $360,000.00

Performance Bonus. A portion of each officer's total annual compensation ~~i~~ can have an additional ~~s in the~~ form of a bonus. All bonus payments to officers must be approved by the compensation committee based on the individual officer's performance and company performance. For fiscal 200 9 no bonus compensation was paid to any of our executive officers.

Stock Incentive. Stock options are granted to executive officers based on their positions and individual performance. Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The compensation committee considers the recommendations of the chief executive officer for stock option grants to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation. For fiscal 2009 no stock option grants where given to any of our executive officers.

EMPLOYMENT AGREEMENTS

We have entered into an employment agreement with our Chief Executive Officer as of February 1, 2004 with Larry Wilcox as president and chief executive officer. The term of the agreement is for three years with an automatic extension beginning on the third anniversary of the agreement, and continuing every third anniversary, unless either party notifies the other in writing more than 90 days prior to the extension date that the agreement is no longer to be extended. The agreement provides that Mr. Wilcox may devote time to Wilcox Productions, so long as he continues to completely and adequately perform his duties pursuant to the agreement. Mr. Wilcox will receive a salary of $360,000 per year, plus incentive bonuses and stock options for 1,500,000 shares of our common stock exercisable at $0.16 per share under our 2003 Stock Option Plan. Mr. Wilcox is also subject to a non-competition agreement. NOTE: The 1,500,000 options granted Mr. Wilcox were cancelled on 5/25/2005and replaced with a grant by the board of directors of 6,585,000  cashless options at a $.06 strike price.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Number of Securities
remaining Available for
	Number of Securities to	Weighted average	Future Issuance Under
	be issued upon exercise	exercise price of	Equity Compensation Plans
	of outstanding options,	outstanding options	(Excluding Securities
	warrants and rights	warrants and rights	Reflected in Column "A")
	(a)	(b)	(c)
Equity Compensation Plan approved by Security Holders	-	-	$0
Equity Compensation Plan not approved by Security Holders	-	-	$0

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2009, information concerning ownership of our securities by:

-	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-	Each director;

-	Each named executive officer; and

-	All directors and officers as a group.

BENIFICIAL OWNERS AND MANAGEMENT EQUITY POSITION(S)

	Common Stock Beneficially	Preferred Stock Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)	Owned (3)
Larry Wilcox (4)	5,138,000	2,926,150
All Beneficial Owners (as a Group)	5,138,000	2,926,150

1) Unless otherwise indicated, the address for each of the stockholder(s) listed herein is c/o HC Hub Group, Inc., 10 Appaloosa Lane, West Hills, Ca 91307

. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common and preferred stock beneficially owned.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company currently owes $1,063,500 to Larry Wilcox, its Chief Executive Officer, for unpaid salary , loans and expense ..

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

8-k

8/02/2008

Item 1.01 Entry into a Material Definitive Agreement.

8-k

9/14/2008

Item 8.01 Other Events

8-k

1/09/2009

Item 1.01 Entry into a Material Definitive Agreement.

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

Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by La rry O’Donnell CPA PC for professional services rendered for the audit of our annual financial statements for fiscal year ended July 31, 2009 were $ 10 ,000.

AUDIT-RELATED FEES

There were no other fees billed by La rry O’Donnell CPA PC for professional services rendered, other than as stated under the captions Audit Fees.

TAX FEES

There were no other fees billed by Larry O’Donnell CPA PC for professional services rendered, other than as stated under the captions Audit Fees.

ALL OTHER FEES

There were no other fees billed by Larry O’Donnell CPA PC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 15, 2009	UC HUB GROUP, INC. (Registrant) By: /s/ Larry D. Wilcox
Larry D. Wilcox Director and CEO

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

JULY 31, 2009 AND 2008

UC HUB GROUP, INC

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet	F-3

Consolidated Statement Operations	F-4
Consolidated Statement Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545                                                                                          2228 South Fraser Street

Fax (303) 369-9384                                                                                                                                   Unit I

Email larryodonnellcpa@msn.com                                                                          Aurora, Colorado    80014

www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

UC HUB GROUP & SUBSIDIARIES, Inc.

I have audited the accompanying balance sheet of UC HUB GROUP & SUBSIDIARIES, Inc. as of July 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of , Inc. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $20,121,512 at July 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O’Donnell, CPA, PC

November 9, 2009

UC HUB Group & Subsidiaries, Inc.

Consolidated Balance Sheet

for the Year Ended July 31 2009

	July 31,	July 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$(156)	$(26,388)
Loans Receivable	$30,000	$-
Other current assets	0	0
Total current assets	$(29,844)	$(26,388)

Fixed Assets
Accumulated depreciation	(49,289)	645
Computers and Equipment	45,107	297,000
Mining Equipment	22,861
Furniture and Equipment	5,493	105,900
Total Fixed Assets	24,171
TOTAL ASSETS	54,015	377,157

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	599,553	554,336
Accrued Officer Salary	1,063,500	466,282
Accrued Interest Payable	72,001
Loans payable	1,359,731	1,138,594
TOTAL CURRENT LIABILITIES	3,094,786	2,229,950

LONG TERM LIABILITIES

Convertible Debenture	868,000	905,000
Settlements	70,738	70,738
Notes payable	425,000	476,472
TOTAL LONG TERM LIABILITIES	1,363,738
TOTAL LIABILITIES	4,458,524	3,611,422

Stockholders' (deficit)
Convertible Preferred stock, 10,000,000 shares authorized,
.001 par value per share; 4,292,291 shares issued and
outstanding at July 31, 2009	4,292	4,292

Common stock, .001 par value 500,000,000 shares authorized,
240,817,804 shares issued and outstanding at July 31, 2009	240,818	29,593

Additional paid-in capital	16,005,652	15,994,342
Accumulated (deficit)	(20,121,512)	(19,262,492)))

Total stockholder's (deficit)	(4,404,508)	3,234,265

Total liabilities and stockholders' (deficit)	54,015	377,157

The accompanying notes are an integral part of these financial statements.

UC HUB Group & Subsidiaries, Inc.

Consolidated Statement of Losses

for the Year Ended July 31, 2009

	July 31,	July 31,
	2009	2008

Revenues	$-	$191,704

Cost of Sales	$109,654	$173,476

Gross Profit	(109,654)	$18,227

Selling, general, and administrative expenses	$408,820	$331,792
Total operating expenses	408,820	331,792

Loss before other income and expense	(518,474)	(314,013)

Other income (expense)	20,285
Other Income	5,000
Net other Income (loss) before income taxes	(15,285)	(314,013))

Income tax benefit	-	-

Net Loss	(533,759)	(314,013))

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss	-	(0.01)))

PER SHARE INFORMATION -
BASIC AND FULLY DILUTED
Weighted average shares outstanding	240,817,804	29,592,804

The accompanying notes are an integral part of these financial statements.

UC HUB Group & Subsidiaries, Inc.

Consolidated Statements of Stockholders’ Deficit

For The Years Ended July 31, 2009 and 2008

					Additional
	Preferred		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, July 31, 2005	3,249,792	3,250	16,918,332	16,918	14,581,502	(16,559,419)	(1,957,749)

Common stock issued for conversion of Preferred	(869,337)	(869)	3,889,942	3,890	(3,021)
Issuance of Preferred Stock	2,441,497	2,441					2,441
Issuance Common Stock			4,322,475	4,322	1,281,751		1,286,074
Net Loss						(733,500)	(733,500)
Balance, July 31, 2006	4,821,952	4,822	25,130,749	25,131	15,860,232	(17,292,919)	(1,402,734)

Common stock issued for conversion of Preferred	(87,975)	(88)	263,925	264	(176)
Issuance Common Stock			2,300,000	2,300	120,700		123,000
Adjustments to Preferred	(427,310)	(427)			427
Net Loss						(220,471)	(220,471)
Prior Years Adj. to Retained Earnings						68,483
Balance, July 31, 2007	4,306,667	4,307	27,694,674	27,695	15,981,183	(17,444,907)	(1,500,205)

Balance, July 31, 2008	4,292,291	4,292	29,592,804	29,593	15,994,342	(19,262,492)	(3,234,265)

Balance July 31, 2009	4,292,291	4,292	240,817,804	240,818	16,005,652	(20,121,512)	(4,404,508)

The accompanying notes are an integral part of these financial statements.

UC HUB Group & Subsidiaries, Inc.

Consolidated Statements of Cash Flows

for the Year Ended July 31, 2009

	2009	2008

OPERATING ACTIVITIES
Net (loss)	$(533,759)	$(314,013))
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation
Changes in:
Accounts receivable			)
Other current assets			)
Loan Receivable		274,110
Accounts payable	109,297	(49,964)
Accrued expenses
Accrued interest	12,878
Accrued Salary	135,000
Other current liabilities
Loans payable	79,553	66,021
Net cash (used in) operating activities	(197,031)	(23,846)

INVESTING ACTIVITIES
Acquisition of property and equipment	111,032	17,007
Net cash (used in) investing activities	111,032	17,007

FINANCING ACTIVITIES
Settlement		(20,150)
Capital Stock	100,000
	-	-
Convertible Debentures	(50,000)
Notes Payable	55,000

Net cash provided by financing activities	105,000	(20,150)

Net increase (decrease) in cash	19,001	(25,787)

CASH AT BEGINNING OF YEAR	(19,157)	601

CASH AT END OF YEAR	$(156)	$(26,388)

The accompanying notes are an integral part of these financial statements.

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

UC Hub Group Inc. ("Company" or "UC Hub") was  originally formed on February 22, 1999 under the laws of the State of California and subsequently became a Nevada Corporation through a California Public Hearing. ~~.~~

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

UC Hub is mining and exploration company in precious metals, gems, oil and gas.

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of 314,013 and 533,759 during the twelve months ended July 31, 2009 and 2008, respectively. The Company's current liabilities exceeded its current assets by $ 4,404,509 as of July 31, 2009 (see Note B).

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

Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended July 31, 2008 and 2007 would have been increased to the pro forma amounts indicated below:

	July 31,
	2,008	2,009
Net Loss, as reported	(314,013)	(533,759)
Add: Total stock based employee compensation
compensation expense determined under fair
market value based method for all awards	-	-

Pro forma net loss	(314,013)	(533,759)

Earnings per share:
Basic and diluted loss per share:

As reported	(0.01)	(0.003)

Pro forma	(0.01)	(0.003)

In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 as of July 31, 2009.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $0 and $0 during the years ended July 31, 2009 and 2008, respectively.

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended July 31, 2009 and 2008, the Company incurred losses of (533,759) and  (314,013) respectively. In addition, the Company has a stockholder's deficit of (4,404,508). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C – MARKETABLE SECURITIES

In 2008 the transaction involving eSafe was rescinded..

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2009 consists of the following:

Accumulated depreciation	(49,289)
Computers and Equipment	45,107
Mining Equipment	22,861
Furniture and Equipment	5,493
Property and Equipment	54,015

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

At July 31, 2009, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately that may be used to offset future taxable income. In the opinion of management, it is more likely than not that the benefits will not be realized based upon the earnings history of the Company.

NOTE F - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

Gross Profit	(109,654)

Selling, general, and administrative expenses	$408,820
Total operating expenses	408,820

Loss before other income and expense	(518,474)

Other income (expense)	20,285
Other Income	5,000
Net other Income (loss) before income taxes	(15,285)

Income tax benefit	-

Net Loss	(533,759)

NET LOSS PER COMMON SHARE	.003

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at July 31, 2009 are as follows:

Accounts payable	599,553
Accrued Officer Salary	1,063,500
Accrued Interest Payable	72,001
Loans payable	1,359,731
TOTAL CURRENT LIABILITIES	3,094,786

NOTE H - NOTES PAYABLE

Promissory Notes payable

Convertible Debenture	868,000
Settlements	70,738
Notes payable	425,000
TOTAL LONG TERM LIABILITIES	1,363,738

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

NOTE I - CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of cumulative preferred stock, par value .001 per share. The preferred shares are convertible to common stock at a current ratio of 3:1. At July 31, 2009 there were 4,292,291 shares of preferred stock issued and outstanding.

COMMON STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value .001 per share. At the twelve months ended July 31, 2009 there were 240,817,804 shares of common stock issued and outstanding. Subsequent to the year end, 190,000,000 shares which were placed into an escrow for the acquisition of TriStar Holdings were cancelled placing the total issued and outstanding at 50,817,804 shares.

NOTE J - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company does not lease any office space; it uses space provided by its Chief Executive.

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

NOTE M - SUBSEQUENT EVENTS

UC HUB is working on acquiring certain assets that would enhance the Company’s position and potentially the shareholder value.  UC Hub sole focus in on mining of gold and sapphires in Montana while drilling an oil and gas well in Illinois.  The company hopes that the potential revenue from these two entities will support the Company .  The Company is also attempting to finalize with R&J Howell Investments Ltd a formal contract per the LOI for $1 Million of capital infusion ..

190,000,000 shares issued to Tri Star Holdings were cancelled.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UC HUB GROUP INC.

By:	/s/ Larry Wilcox

Larry Wilcox

Chief Executive Officer and Director

Date: November 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Wilcox Larry Wilcox	Chief Executive Officer and Director	November 16, 2009