Form 10-Q
period 2009-10-31
UC Hub Group Inc
filed 2009-12-15
CIK 1072935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[mark one]

•

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

•

For the quarterly period ended: October 31, 2009

*

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

*

For the transition period

Commission File Number 001-15665

UC HUB Group, Inc.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

88-0389393

(I.R.S. Employer Identification No.)

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

Yes o    No x

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 52,717,804 shares of common stock, $.001 par value per share, as of December 14, 2009.

Transitional Small Business Disclosure Format (check one): Yes o  No x

UC HUB Group, Inc.

Index

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet as of October 31, 2009 (unaudited)	3

	Consolidated Statement of Operations for the three months ended October 31, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended October 31, 2009 and 2008 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6-15

2

UC HUB Group & Subsidiaries, Inc.

Consolidated Balance Sheet

for the Quarter Ended October 31, 2009

	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,267	$(6,155)
Loans Receivable	$30,000	$-
Other current assets	-	46,378
Total current assets	$32,267	$40,222

Property and equipment, net of accumulated depreciation of ($49,934)	38,171	650
Licenses and Software	0	105,900
Marketable Securities (Investment PSPP)	0	0
Total assets	70,438	146,768

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	608,348	247,838
Accrued Officer Salary	1,058,500	524,905
Notes Payable	1,324,099	1,390,055
Accrued Interest Payable	72,001
Total current liabilities	3,062,948	2,162,798

LONG TERM LIABILITIES
Convertible Debenture	818,000	918,000
Long term payables	611,738	395,500
Total Long Term Liabilities	1,429,738
Total Liabilities	4,492,687	3,476,298

Stockholders' (deficit)
Convertible Preferred stock, 10,000,000 shares authorized, .001 par value per share; 4,292,292 shares issued and outstanding at October 31, 2009	4,292	4,292

Common stock, .001 par value 50,000,000 shares authorized, 52,717,804 shares issued and outstanding at October 31, 2009	52,718	29,593
Stock subscription receivable	-	-
Additional paid-in capital	16,307,252	15,981,183
	0	0
Accumulated (deficit)	(20,786,510)	(19,344,598)
Deferred Compensation	-	-
Common Stock Issued in Advance	-	-

Total stockholder's (deficit)	(4,422,248)	(3,329,530)

Total liabilities and stockholders' (deficit)	$70,438	$146,768

The accompanying notes are an integral part of these consolidated financial statements.

3

UC HUB Group & Subsidiaries, Inc.

Consolidated Statement of Operations

for the Quarter Ended October 31, 2009

	2009	2008

Revenues	$0	$0

Cost of Sales	$-	$(13,351)

Gross Profit	$0	$0

Selling, general, and administrative expenses	$132,240	$46,294

Total operating expenses	$132,240	$172,882

Loss before other income and expense	$(132,240)	$(32,942)

Income (loss) before income taxes	$(132,240)	$(32,942)

Income tax benefit	$0	$0

Net Loss	$(132,240)	$(32,942)

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss	$.003	$.003

PER SHARE INFORMATION - BASIC AND FULLY DILUTED
Weighted average shares outstanding	: 52,717,804	: 29,592,804

The accompanying notes are an integral part of these consolidated financial statements.

4

UC HUB Group & Subsidiaries, Inc.

Consolidated Statements of Cash Flows

for the Quarter Ended October 31, 2009

	2009	2008

OPERATING ACTIVITIES
Net (loss)	$(132,240))	$(32,942)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in:
Accounts receivable
Other current assets
Loans Payable	(35,632)
Accounts payable	18,544)	53,175
Accrued Salary	(5,000)
Net cash (used in) operating activities	(154,327))	20,233

INVESTING ACTIVITIES
Acquisition of property and equipment	(13,000)
Net cash (used in) investing activities	(13,000)	-

FINANCING ACTIVITIES
Convertible Debentures	(50,000)
Investments	116,000
Capital Stock	103,750
Net cash provided by financing activities	169,750	-

Net increase (decrease) in cash	2,423)	20,233

CASH AT BEGINNING OF QUARTER	(156)	(26,388)

CASH AT END OF QUARTER	$2,267	$(6,155)

The accompanying notes are an integral part of these consolidated financial statements

5

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

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $132,240 and $32,942 during the three months ended October 31, 2009 and 2008, respectively. The Company's current liabilities exceeded its current assets by $ 4,422,249as of October 31, 2009 (see Note B).

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

STOCK BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 17. The Company has also adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended October 31, 2002 and for the subsequent periods.

Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the years ended October 31, 2008 and 2007 would have been increased to the pro forma amounts indicated below:

	October 31,
	2,008	2,009
Net Loss, as reported	(32,942)	(132,240)
Add: Total stock based employee compensation
compensation expense determined under fair
market value based method for all awards	-	-

Pro forma net loss	(32,942)	(132,240)

Earnings per share:
Basic and diluted loss per share:

As reported	(0.003)	(0.003)

Pro forma	(0.003)	(0.003)

In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 as of October 31, 2009.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $855 and $0 during the years ended October 31, 2009 and 2008, respectively.

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the Quarters ended October 31, 2009 and 2008, the Company incurred losses of ($132,240) and  ($32,942) respectively. In addition, the Company has a stockholder's deficit of (4,422,248). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C – MARKETABLE SECURITIES

In 2008 the transaction involving eSafe was rescinded..

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2009 consists of the following:

Accumulated depreciation	(49,934)
Computers and Equipment	45,752
Mining Equipment	36,861
Furniture and Equipment	5,493
Property and Equipment	38,171

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

At October 31, 2009, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately that may be used to offset future taxable income. In the opinion of management, it is more likely than not that the benefits will not be realized based upon the earnings history of the Company.

NOTE F - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

Gross Profit	0

Selling, general, and administrative expenses	$(132,240)
Total operating expenses	(132,240)

Loss before other income and expense	(132,240)

Other income (expense)	-
Other Income	-
Net other Income (loss) before income taxes	(132,240)

Income tax benefit	-

Net Loss	(132,240)

NET LOSS PER COMMON SHARE	.003

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at October 31, 2009 are as follows:

Accounts payable	608,348
Accrued Officer Salary	1,058,500
Accrued Interest Payable	72,001
Loans payable	1,324,099
TOTAL CURRENT LIABILITIES	2,454,601

NOTE H - NOTES PAYABLE

Promissory Notes payable

Convertible Debenture	818,000
Settlements	70,738
Investments	116,000
Notes payable	425,000
TOTAL LONG TERM LIABILITIES	1,429,738

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

NOTE I - CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of cumulative preferred stock, par value .001 per share. The preferred shares are convertible to common stock at a current ratio of 3:1. At October 31, 2009 there were 4,292,291 shares of preferred stock issued and outstanding.

COMMON STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value .001 per share. At the three months ended October 31, 2009 there were 52,717,804 shares of common stock issued and outstanding.

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

Embarq Logistics, Inc. v. Allcom USA, Inc., UC Hub Group, Inc., and Vernon Bill Thompson

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

NOTE M - SUBSEQUENT EVENTS

UC HUB Group Inc is focused on the development of mining and the oil and gas industry.  The Company became a JV partner with Rector Oil on the first well in Illinois on 400 acre lease and has 6 completed additional wells on a 80 acre lease which will require some refurbishing.   The first well is over half completed and as weather permits will be completed in a few weeks.  The Company projects 4 to 5 pay zones going to a maximum depth of 1900 feet and has hit oil in the first pay zone.  The Company expects to begin its mining venture in March 2010 as weather permits for gold and sapphires.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UC HUB GROUP INC.

By:	/s/ Larry Wilcox

Larry Wilcox

Chief Executive Officer and Director

Date: December 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Wilcox Larry Wilcox	Chief Executive Officer and Director	December 12 , 2009