Form 10-Q
period 2010-01-31
UC Hub Group Inc
filed 2010-03-15
CIK 1072935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[mark one]

•

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

•

For the quarterly period ended: January 31, 2010

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

Yes o    No x

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 52,967,804shares of common stock, $.001 par value per share, as of January 31, 2010.

Transitional Small Business Disclosure Format (check one): Yes o  No x

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JANUARY 31, 2010

TABLE OF CONTENTS

UC HUB GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UC HUB Group & Subsidiaries, Inc.

Consolidated Balance Sheet

for the Quarter Ended January 31, 2010

	January 31	October 31
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,015	$2,267
Loans Receivable	$30,000	$30,000
Total current assets	$40,015	$32,267

Accumulated depreciation of ($49,934)	(49,934)	38,171
Mining Equipment	40,761	0
Property and equipment	51,245	0
Total assets	82,087	70,438

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	613,573	608,348
Accrued Officer Salary	1,088,500	1,058,500
Notes Payable	1,312,247	1,324,099
Accrued Interest Payable	72,001	72,001
Total current liabilities	3,086,321	3,062,948

LONG TERM LIABILITIES
Convertible Debenture	818,000	818,000
Long term payables	674,238	611,738
Total Long Term Liabilities	1,492,238	1,429,738
Total Liabilities	4,578,559	4,492,687

Stockholders' (deficit)
Convertible Preferred stock, 10,000,000 shares authorized, .001 par value per share; 4,292,292 shares issued and outstanding at January 31, 2010	4,733	4,292

Common stock, .001 par value 500,000,000 shares authorized, 52,967,804 shares issued and outstanding at January 31, 2010	564,115	52,718
Additional paid-in capital	15,795,414	16,307,252
Accumulated (deficit)	(20,860,734)	(20,786,510)

Total stockholder's (deficit)	(4,496,473)	(4,422,248)

Total liabilities and stockholders' (deficit)	$82,087	$70,438

The accompanying notes are an integral part of these consolidated financial statements.

UC HUB Group & Subsidiaries, Inc.

Consolidated Statement of Operations

for the Quarter Ended January 31, 2010

(3 Months Unaudited)

	2010	2009

Revenues	$0	$0

Cost of Sales	$-	$-

Gross Profit	$0	$0

Selling, general, and administrative expenses	$210,422	$132,240

Total operating expenses	$210,422	$132,240

Loss before other income and expense	$(210,422)	$(132,240)

Income (loss) before income taxes	$(210,422)	$(132,240)

Other Income	3,957

Income tax benefit	$0	$0

Net Loss	$(206,464)	$(132,240)

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss	$.004	$.003

PER SHARE INFORMATION - BASIC AND FULLY DILUTED
Weighted average shares outstanding	: 52,967,804	: 52,717,804

The accompanying notes are an integral part of these consolidated financial statements.

UC HUB Group & Subsidiaries, Inc.

Consolidated Statements of Cash Flows

for the Quarter Ended January 31, 2010

(3 Months Unaudited)

	20109	2009

OPERATING ACTIVITIES
Net (loss)	$(206,464))	$(132,240)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in:
Accounts receivable
Other current assets
Loans Payable	(54,984)	(35,632)
Accounts payable	23,769)	18,544
Accrued Salary	(25,000)	(5,000)
Net cash (used in) operating activities	(205,179))	(154,327)

INVESTING ACTIVITIES
Acquisition of property and equipment	(16,900)	(13,000)
Net cash (used in) investing activities	(16,900)	(13,000)

FINANCING ACTIVITIES
Convertible Debentures	(50,000)	(50,000)
Investments	168,500	116,000
Capital Stock	103,750	103,750
Loans	10,000
Net cash provided by financing activities	232,250	169,750

Net increase (decrease) in cash	10,171)	2,423

CASH AT BEGINNING OF QUARTER	(156)	(156)

CASH AT END OF QUARTER	$10,015	$2,267

The accompanying notes are an integral part of these consolidated financial statements

UC HUB GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

UC HUB Group Inc is in the mineral resource business and the oil and gas business. This business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is in the development state as we have identified commercial sapphires and gold and existing oil properties that are currently  pumping oil. The oil and gas business is a Joint Venture with Rector Drilling of Crawford County Illinois.  Our current mineral properties consist of sapphires and gold and garnets and iron ore in the leased areas of Helena, Montana.

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $206,464 and $132,240 during the three months ended January 31, 2010 and 2009, respectively. The Company's current liabilities exceeded its current assets by $ 2,432,734 as of January 31, 2010 (see Note B).

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UC HUB GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

 UC HUB GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

UC HUB GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

STOCK BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 17. The Company has also adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended January 31, 2010.

Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the quarters ended January 31, 2010 and 2009 would have been increased to the pro forma amounts indicated below:

	January 31,
	2,010	2,009
Net Loss, as reported	(206,464)	(132,240)
Add: Total stock based employee compensation
compensation expense determined under fair
market value based method for all awards	-	-

Pro forma net loss	(206,464)	(132,240)

Earnings per share:
Basic and diluted loss per share:

As reported	(0.004)	(0.003)

Pro forma	(0.004)	(0.003)

In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

UC HUB GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 as of January 31, 2010.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $0 and $855 during the years ended January 31, 2010 and 2009, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Topic No. 855, Subsequent Events. This guidance establishes general standards of accounting for and, disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company's statement of financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162" (“SFAS 168").  Under SFAS 168, the FASB Accounting Standards Codification (Codification) will become the sole source of authoritative U.S. GAAP to be applied by non-governmental entities.  SFAS 168 is effective for the financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption will have no material impact on the Company’s financial statements but will require that interim and annual filings include references to the Codification.

In June 2009, the FASB issued Accounting Standards Codification Topic No. 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASC 105-10"). This guidance establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles  recognized by the FASB to be applied by nongovernmental entities in  the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal  securities laws are also sources of authoritative U.S. GAAP for SEC  registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and expands the disclosures required for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its results of operations and financial position.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the Quarters ended January 31, 2010 and 2009, the Company incurred losses of ($206,464) and ($132,240) respectively. In addition, the Company has a stockholder's deficit of (4,496,473). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C – MARKETABLE SECURITIES

None

UC HUB GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at January 31, 2010 consists of the following:

Accumulated depreciation	(49,934)
Computers and Equipment	45,752
Mining Equipment	40,761
Furniture and Equipment	5,493
Property and Equipment	42,071

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

At January 31, 2010, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately that may be used to offset future taxable income. In the opinion of management, it is more likely than not that the benefits will not be realized based upon the earnings history of the Company.

NOTE F - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

Gross Profit	0

Mining Expenses	(62,588)
Selling, general, and administrative expenses	$(147,834)
Total operating expenses	(210,422)

Loss before other income and expense	(210,422)

Other income (expense)	-
Other Income	3,957
Net other Income (loss) before income taxes	(206,464)

Income tax benefit	-

Net Loss	(206,464)

NET LOSS PER COMMON SHARE	.004

 UC HUB GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at January 31, 2010 are as follows:

Accounts payable	613,573
Accrued Officer Salary	1,088,500
Accrued Interest Payable	72,001
Loans payable	1,305,979
TOTAL CURRENT LIABILITIES	2,472,749

NOTE H - NOTES PAYABLE

Promissory Notes payable

Convertible Debenture	818,000
Settlements	70,738
Loans	10,000
Investments	168,500
Notes payable	425,000
TOTAL LONG TERM LIABILITIES	1,492,238

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

 UC HUB GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

NOTE I - CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of cumulative preferred stock, par value .001 per share. The preferred shares are convertible to common stock at a current ratio of 3:1. At January 31, 2010 there were 4,292,291 shares of preferred stock issued and outstanding.

COMMON STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value .001 per share. At the three months ended January 31, 2010 there were 52,967,804shares of common stock issued and outstanding.

NOTE J - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company does not lease any office space; it uses space provided by its Chief Executive.

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has entered into an employment agreement with its Chief Executive Officer:

UC HUB GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Employment Agreement dated as of February 1, 2004 with Larry Wilcox as president and chief executive officer. The term of the agreement is for three years with an automatic extension beginning on the third anniversary of the agreement, and continuing every third anniversary, unless either party notifies the other in writing more than 90 days prior to the extension date that the agreement is no longer to be extended. The Agreement provides that Mr. Wilcox may devote time to the entertainment business including Wilcox Productions and affiliates, if the Company is unable to pay his sal a ry and so long as he continues to completely and adequately perform his duties pursuant to all factors in the agreement.  Mr. Wilcox will receive a salary of $360,000 per year, plus incentive bonuses and stock options for 1,500,000 shares of our common stock exercisable at $0.16 per share under our 2003 Stock Option Plan. Mr. Wilcox is also subject to a non-competition agreement. NOTE: The 1,500,000 options granted Mr. Wilcox were cancelled on 5/25/2005and replaced with a grant by the board of directors of 6,585,000 options at a $.06 strike price.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Acquired Sales Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The Company is presently operating as mining and oil and gas Company focused on developing mining leases and oil and gas leases. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through the development of our mining and oil and gas business.

Results of Operations

For the three months ending January 31, 2010, the Company had no revenues and incurred expenses of $210,422, of which $147,844 were general and administrative expenses and $62,578 directly related to its mining operations.

Liquidity and Capital Resources

As of January 31, 2010, the Company had assets equal to $82,087 comprised of cash, furniture and equipment and mining equipment. The Company had current liabilities of $2,472,749 as of January 31, 2010 and total liabilities of $4,578,559.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Period from October 31, 2009 through January 31, 2010.

Three Months
Ended
January 31, 2010

Net Cash (Used) by Operating Activities	$(205,179))
Net Cash (Used) by Investing Activities	$(16,900)
Net Cash (Used) Provided by Financing Activities:	$232,250

Net Increase (Decrease) in Cash	$10,171

The Company has nominal assets of $82,086, and has generated no revenues since engaging in the business of mining and oil and gas in early 2009. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations.  If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

Plan of Operations

The Company will focus the next 12 months on revenue generation from the energy (oil and gas) sector and the mining (gold and sapphire) sector.  The Company anticipates generating revenue as of the second quarter of 2010 and projects increases in revenue thereafter.  Once revenue is announced, the Company can then begin to review mergers and acquisitions of revenue producing or potentially producing assets.  As of now the Company has leveraged a Joint Venture (JV) position in the oil and gas industry with existing oil producing properties.

The Plan of Operations for the oil sector addresses the Joint Venture development of 8 oil wells in Crawford County Illinois.  This historic oil basin produces oil from shallow wells and the oil is low in sulfur and considered sweet.

Presently the Company has a Joint Venture Partner in Rector Drilling, Bill Rector, who has represented and drilled over 50 wells.  He has his own drilling rigs, trucks, pipe, storage tanks, generators, and other such necessary inventory.  The Company raised some minimal capital to assist Rector with two leases that included 8 well sites.  There is a 400 acre lease that UC Hub is registered as the JV partner and that 400 acre lease has one completed well on site.  This well has surface casing and will be used as an injection well.  The cost of drilling these wells is anywhere from $25,000 to $75,000 depending on the equipment used, the depth and the obstacles prior, during and after drilling to depth.  Traditionally these wells are Joint Venture deals with the company and the driller while the land owner retains a standard 1/8th deal.  The second well on the 400 acre property has begun and the driller anticipates a 100 barrel a day well, contingent upon hitting 5 pay zones.  Presently the well is below 1000 feet and will continue with weather permitting to drill to 1900 feet.  The first pay zone produced oil and the Company will now drill deeper to the other anticipated  pay zones.  The surface casing has been installed and additional lesser diameter casing was also installed on this well as we proceed deeper.  The Company anticipates that this 1900 foot well should be completed in April 2010.  The Company may decide to drill another 20 wells on this 400 acre lease and may also place additional technology and/or injection wells on this property to potentially accelerate oil and gas production.  This well is being drilled and run by a two man crew and all distribution and pick up of oil reserves is in place and established by Rector Drilling for many decades.

In addition to the 400 acre lease the Company has an 80 acre lease with six existing wells on that property.  These wells were drilled in the 1980s and are pumping small amounts of oil (1-2 barrels a day as an aggregate).  These wells have leaking casing and are not producing the oil that they are capable of producing.  The Company intends to replace various parts including and not limited to casings and  subsequently it is expected that these wells can potentially increase the production considerably.  All wells are in place and completed with pumps, storage tanks, casing and the ancillary equipment.  The Company is also a 50-50 Joint Venture partner with the drilling company on these wells.  The Company anticipates these wells will be re-worked starting the second quarter of 2010 and begin producing oil at that time.

The Company may have additional expenses of $25,000 and plans on raising that capital through investors that will share in the royalty of such wells.  A royalty share agreement is used as a perceived tactic which should preclude dilution and is a strategic move to protect the longevity while potentially providing an upside to the shareholder. The Company is in discussions with three groups regarding funding of the operations.

Gold and Sapphire Mining –

The Company has reported and acquired mining equipment and has trucked said equipment to the mining site near Helena, Montana.  The photos of said equipment and the digital library of such are also in part on the Company website for review.

The Company hired a local legal firm with expertise in mining located in Helena Montana.  Management flew to Helena to work on contracts and legal issues multiple times.  Management also sent consultants and mining companies to perform due diligence on the mining site for sapphires and gold.  The Company through hands on efforts of its own and through the efforts of the land owner have produced and documented sapphires and gold on the property.  The Company has recently taken some of the raw Montana Sapphires from this El Dorado Bar area and some cut sapphires and presented such to various channels of distribution.  The Company has added an international advisor to assist with distribution and sales of such gold and sapphires.  The  precious metal and colored gem business has definitive experts in various areas including and not limited to, mining, classifying/pricing; cutting; polishing, heat treating, designing, marketing, and sales distribution.  The Company has had meetings with the top designers and distributors and each have indicated they are enthused and excited about the “made in the USA” products.  The Company has also met with Television Companies and Shopping Networks who have indicated they would like to proceed and market these products to 10-40 million households.  The Company remains a mining Company yet is excited about the potential exposure in the Television, IP and Mobile distribution arenas.  The Company plans on using these media outlets as the original launch of said products and will then cautiously venture into implementing more lucrative profit centers of design and retail but not until the Company is poised to do so with all of the tools of economics in place.

The Company hired a consultant to recently attend the Gem Show in Tucson, Arizona. The Gem Show provided contacts with miners, designers, cutters, authenticators, ethics group, regulatory groups, and retail distribution groups from the leading cities in the world.  The CEO of the Company has met with such parties and has begun discussions with them subsequent to the Gem show and is proceeding with a select group of these leaders by establishing a network for sales and marketing using their very well established brand names in the world. As a result in the near future the Company anticipates establishing relationships in Chanthaburi, Thailand for cutting of the rough Sapphires extracted from the Company’s mines

In the meantime, the Company has a parallel effort taking place at the mine site.  The Company is presently in discussions with the hands on operations people who are sourcing materials for the plant.  The plant will require the following including a re-circulating pond with appropriate plastic liners; an Operation and Safety Plan which the Company has paid a consultant to write; a title research which has been done and completed; a $5000 bond to be place for Environmental; placards and rails installed on the equipment with safety standards; first aid supplies; MSHAW safety training; accounts set up with iron and other equipment suppliers; a site ditch for the equipment to be placed, integration of the panels and generators according to code.  Most of these operational issues are in the process and it is anticipated will be completed this year.  Initial funding requirements for this effort will be approximately $200,000 to $500,000. The company is in negotiations for funding of these operations.

The Company anticipates possible negotiations regarding the lowering of its debt to some extent within the year; although at present that remains uncertain.   The Company’s CEO continues to make loans and advances to the Company based upon a standard Promissory Note

The Company further anticipates that it will have to increase overhead with 2-3 crew members at the gold and sapphire mining site, and perhaps one additional person at the oil sites.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (Larry Wilcox as the sole officer of the Company), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.  (filed with this report unless indicated below)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UC HUB GROUP INC.

By:	/s/ Larry Wilcox

Larry Wilcox

Chief Executive Officer and Director

Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Wilcox Larry Wilcox	Chief Executive Officer and Director	March 12, 2010