Form 10-Q
period 2010-04-30
UC Hub Group Inc
filed 2010-06-14
CIK 1072935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

[mark one]

•

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

•

For the quarterly period ended: April 30, 2010

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

Yes o    No x

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 62,267,804 shares of common stock, $.001 par value per share, as of April 30, 2010.

Transitional Small Business Disclosure Format (check one): Yes o  No x

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2010

TABLE OF CONTENTS

UC HUB GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UC HUB Group, Inc. & Subsidiaries

Consolidated Balance Sheet

for the Quarter Ended April 30, 2010

	April 30	July 31
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$81,694	$(156)
Gem Stones	30,000	0
Loans Receivable	$30,200	$30,000
Total Current Assets	$141,894	$(29,844)

FIXED ASSETS
Accumulated depreciation of ($49,934)	(49,934)	(49,289)
Mining Equipment	85,361	22,861
Computers and Equipment	46,352	45,107
Furniture and equipment	5,493	5,493
Total Fixed Assets	87,271	24,171
Total Assets	229,166	54,015

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	613,823	599,553
Accrued Officer Salary	1,070,700	1,063,500
Notes Payable	1,305,949	1,359,731
Accrued Interest Payable	72,001	72,001
Total Current Liabilities	3,062,473	3,094,786

LONG TERM LIABILITIES
Convertible Debenture	718,000	868,000
Investments	228,500
Long term payables	505,738	495,738
Total Long Term Liabilities	1,452,238	1,363,738
Total Liabilities	4,514,712	4,458,524

Stockholders' (deficit)
Convertible Preferred stock, 10,000,000 shares authorized, .001 par value per share; 4,292,292 shares issued and outstanding at April 30, 2010	4,733	4,292

Common stock, .001 par value 500,000,000 shares authorized, 62,267,804 shares issued and outstanding at April 30, 2010	1,017,115	240,818

Additional paid-in capital	15,795,414	16,005,652
Accumulated (deficit)	(20,654,270)	(20,121,512)

Total stockholder's (deficit)	(4,285,546)	(4,404,508)

Total liabilities and stockholders' (deficit)	$229,166	$54,015

The accompanying notes are an integral part of these consolidated financial statements.

UC HUB Group, Inc. & Subsidiaries

Consolidated Statement of Operations

for the Quarter Ended April 30, 2010

(3 Months Unaudited)

  Three Months Ended

April 30

	2010	2009

Revenues	$0	$0

Cost of Sales	$-	$3,902

Gross Profit	$0	$0

Mining Expenses	51,168
Selling, general, and administrative expenses	$101,509	$79,318

Total operating expenses	$152,677	$75,973

Loss before other income and expense	$(152,677)	$(83,220)

Income (loss) before income taxes	$(152,677)	$(83,220)

Other Income	0

Income tax benefit	$0	$0

Net Loss	$(152,677)	$(83,220)

NET LOSS PER COMMON SHARE
Profit (Loss) from operations
Loss from discontinued operations
Net loss	$(.002)	$(.0003)

PER SHARE INFORMATION - BASIC AND FULLY DILUTED
Weighted average shares outstanding	: 62,267,804	: 240,617,803

The accompanying notes are an integral part of these consolidated financial statements.

UC HUB Group, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

for the Quarter Ended April 30, 2010

(3 Months Unaudited)

  Three Months Ended

April 30

	2010	2009

OPERATING ACTIVITIES
Net (loss)	$(206,464))	$(83,220)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in:
Loans receivable	(200)
Other current assets
Loans Payable	(5,496)	(24,864)
Accounts payable	-)	-
Accrued Salary	(40,300)	(45,000)
Net cash (used in) operating activities	(198,674))	(13,356)

INVESTING ACTIVITIES
Acquisition of Mining Equipment	(44,600)
Gem Stones	(30,000)
Computers and Equipment	(600)	(1,098)
Net cash (used in) investing activities	(75,200)	(1,098)

FINANCING ACTIVITIES
Convertible Debentures	(100,000)	-
Investments	20,000	-
Capital Stock	453,000	20,0000
Net cash provided by financing activities	373,000	20,000

Net increase (decrease) in cash	99,126)	5,545

CASH AT BEGINNING OF QUARTER	(17,432)	16,643

CASH AT END OF QUARTER	$81,694	$22,1887

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

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $152,677 and $83,220 during the three months ended April 30, 2010 and 2009, respectively. The Company's current liabilities exceeded its current assets by $ 2,920,579 as of April 30, 2010 (see Note B).

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

STOCK BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 17. The Company has also adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended April 30, 2010.

Had compensation cost for the Plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and net loss per common and common equivalent share for the quarters ended April 30, 2010 and 2009 would have been increased to the pro forma amounts indicated below:

	April 30,
	2,010	2,009
Net Loss, as reported	(152,677)	(83,220)
Add: Total stock based employee compensation
compensation expense determined under fair
market value based method for all awards	-	-

Pro forma net loss	(152,677)	(83,220)

Earnings per share:
Basic and diluted loss per share:

As reported	(0.002)	(0.003)

Pro forma	(0.004)	(0.003)

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

UC HUB GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 as of April 30, 2010.

ADVERTISING

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising during the quarter ended April 30, 201.

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the Quarters ended April 30, 2010 and 2009, the Company incurred losses of ($152,677) and ($83,220) respectively. In addition, the Company has a stockholder's deficit of (4,258,546). These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C – MARKETABLE SECURITIES

None

UC HUB GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2010 consists of the following:

Accumulated depreciation	(49,934)
Computers and Equipment	46,352
Mining Equipment	85,361
Furniture and Equipment	5,493
Property and Equipment	87,271

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

At April 30, 2010, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately that may be used to offset future taxable income. In the opinion of management, it is more likely than not that the benefits will not be realized based upon the earnings history of the Company.

NOTE F - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

Gross Profit	0
Mining Expenses	(51,168)
Selling, general, and administrative expenses	$(101,509)

Total operating expenses	(152,677)

Loss before other income and expense	(152,677)

Other income (expense)	-
Other Income	-
Net other Income (loss) before income taxes	(152,677)

Income tax benefit	-

Net Loss	(152,677)

NET LOSS PER COMMON SHARE	(.002)

 UC HUB GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2010 are as follows:

Accounts payable	613,823
Accrued Officer Salary	1,070,700
Accrued Interest Payable	72,001
Loans payable	1,305,949
TOTAL CURRENT LIABILITIES	3,062,473

NOTE H - NOTES PAYABLE

Promissory Notes payable

Convertible Debenture	718,000
Investments	228,500
Notes payable	505,738
TOTAL LONG TERM LIABILITIES	1,452,238

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

NOTE I - CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of cumulative preferred stock, par value .001 per share. The preferred shares are convertible to common stock at a current ratio of 3:1. At April 30, 2010 there were 4,292,291 shares of preferred stock issued and outstanding.

COMMON STOCK

The Company is authorized to issue 500,000,000 shares of common stock, par value .001 per share. At the three months ended April 30, 2010 there were 62,267,804 shares of common stock issued and outstanding.

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

NOTE M - SUBSEQUENT EVENTS

The Company is looking forward in 2010 to an increase in oil production, therefore, an increase in revenue from the 5-6 wells that have recently been refurbished in the month of June 2010.  As the pumps continue to produce a consistent volume from these various wells the Company anticipates an increase in existing revenue while working on expansion through additional mergers and acquisitions in this energy sector.  The Company is in discussions with several groups regarding the merger and acquisition of their wells and the license of certain technologies.  The Company is now poised for growth.

The Gold and Sapphire industry are attracting possible strategic partners. The Company has been offered a substantial sum of money for rough sapphire and or gold inventory and is currently exploring its options for sales. The Company also has negotiated some seven figure advances and pre buys with Asian Groups for Gold and Sapphires and anticipates closing those advances and contract in June of 2010.

The Merger and Acquisition potential in the mining sector are significant and discussions have been initiated regarding mergers and acquisitions.

In general the Company will continue to stay focused on these core industries which we believe will ultimately be reflected in revenue growth.

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

The Company is presently operating as a mining and oil and gas Company focused on developing mining leases and oil and gas leases. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through the development of our mining and oil and gas business.

Results of Operations

For the three months ending April 30, 2010, the Company had no revenues and incurred expenses of $152,677, of which $101,509 were general and administrative expenses and $51,168 directly related to its mining operations.

Liquidity and Capital Resources

As of April 30, 2010, the Company had assets equal to $229,166 comprised of cash, furniture and equipment and mining equipment. The Company had current liabilities of $3,062,473 as of April 30, 2010 and total liabilities of $4,514,712.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Period from October 31, 2009 through April 30, 2010.

Three Months
Ended
April 30, 2010

Net Cash (Used) by Operating Activities	$(152,677))
Net Cash (Used) by Investing Activities	$(75,200)

Net Cash (Used) Provided by Financing Activities:	$373,000
Net Increase (Decrease) in Cash	$99,126

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

Plan of Operations

Plan of Operations

The 3rd quarter of our fiscal year was oriented towards the initiation of revenue generation through further capitalization; acquisition of heavy equipment; refurbishment  of existing equipment; acquisition of sapphire inventory; and the establishment of advisors for distribution channels through media and other projected sources once inventory was in place.

OIL and Gas

The company is focused on the Oil and Gas industry, and the Mining Industry.  The Company has two leases for Oil and Gas in Southern Illinois.  The 400 acre lease has two wells; one of which is an injection well and the other is being drilled and is at 1455 feet with a goal of 1900 feet.  Due to weather the drilling crew was unable to work on the well until the latter part of this quarter, however, they are actively working on all wells presently.  Typical of drilling operations the Company experienced some equipment fatigue and has done multiple upgrades and enhancements of motors, hydraulics, compressors and drills.  The company also continued to put additional casing in due to caving and has recently drilled to some very hard limestone that broke the end of the drill off.  Recovering this piece of equipment 1400 plus feet down a hole took some seasoned drilling talent and as a result the company was able to fish the broken part out of the hole, replaced the part and has begun drilling again.  The Company also began to refurbish the five of the six existing wells on our 80 acre lease.  The trucking and distribution Company picked up our oil from our storage tanks and the company generated nominal  revenue which will increase over time from these wells as a result of the refurbishing.

With minimal capital infusion, the Company now is a JV Partner on these 8 wells of which 7 are completed and one is nearing completion.  This is a considerable success when one recognizes what it would cost to drill 7 to 8 wells and the fact that these wells are now beginning to produce and deliver oil production which generates monthly revenue for the Company.

Mining – GOLD and Sapphires

The Company continued to implement the various time tables of this mining operation in parallel.  The Company has excellent legal mining representation in the mining area and has hired local geologists and engineers and an operating Company to assist with this process.  Independent Contractors assisted and inspected many pieces of heavy equipment and due to management’s patience, consulting insights, and timing, the Company was able to find much discounted heavy equipment throughout the western part of the United States. The company has acquired,  steel for welding, electrical parts for code qualified generators, a 12 yard dump truck; a 6 yard Case Front Loader , a dually crew cab truck, and a complete Wash Plant for mining.

In the opinion of Management these acquisitions represent a patient and frugal mentality of the Company resulting in  shareholder value, savings, and yet dilution of the Company is  spared.

The operating company has been given permit approvals. Currently assembly of equipment and implementation is in progress. In addition, the Company acquired production of some sapphires in the El Dorado Bar area and then had it graded and sent out for cutting and polishing.  Some of that inventory in now in place and ready to be set with jewelry.

The Company has now begun working with cutters and jewelry manufacturers and designers.  Additional marketing tools such as web sites and television are also being explored.

The Company has raised capital; bought equipment; bought mining wash plants; bought rough sapphires for inventory; hired consultants; paid designers; paid manufacturers, and is completing samples of products as of this filing.  The Company is optimistic about the Gold and Sapphire market and the all American products that the Company will produce.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (Larry Wilcox as the sole officer of the Company), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of April 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Wilcox Larry Wilcox	Chief Executive Officer and Director	June 14, 2010